Form 10QSB
BEV TYME INC
filed 1996-05-20
CIK 893996

Form 10-QSB

                                SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996
                               ----------------------------------

                                                OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                    to

For Quarter Ended                          Commission File Number     33-53748C

                                  BEV-TYME, INC. AND SUBSIDIARIES
                      (Exact name of registrant as specified in its charter)

         Delaware                                             36-3769323
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

134 Morgan Avenue, Brooklyn, New York                                     11237
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code            (718) 894-4300
                                                   -------------------------


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes   X      No

The number of shares outstanding of each of the issuer's classes of common stock, as of May 16, 1996 was 9,242,209.

BEV-TYME, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                                    Page to Page
PART I

Item 1.  Financial Statements

    Consolidated Balance Sheet - Assets as of March 31, 1996
    [Unaudited]............................................................  1

    Consolidated Balance Sheet - Liabilities and Stockholders' Equity -
    as of March 31, 1996 [Unaudited].......................................  2

    Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 [Unaudited]..............................  3

    Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1996 [Unaudited].......................................  4

    Consolidated Statements of Cash Flows for the three months
    ended March 31, 1996 and 1995 [Unaudited].....................  5......   7

    Notes to Consolidated Financial Statements [Unaudited]........  8......  18

Item 2.   Managements' Discussion and Analysis of the Financial
          Condition and Results of Operations..................... 19....... 23

Signature.................................................................. 24



                                  . . . . . . . . . . . . . . .

Item 1.  Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
--------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                             $    305,035
  Accounts Receivable - Net                                             800,196
  Inventory                                                             773,376
  Prepaid Expenses                                                      235,467
  Stock Subscription Receivable                                           4,800
  Note Receivable                                                         60,000
                                                                   ------------

  Total Current Assets                                                2,178,874

Property and Equipment - Net                                            840,051
                                                                   ------------

Investments [3D]                                                        250,000

Other Assets:
 Restricted Cash                                                         5,073
  Security Deposits                                                      37,752
  Goodwill - Net                                                      2,820,404
  Other Assets                                                            3,751
  Deferred Financing Costs [9]                                        1,500,000
  Deferred Consulting Costs [8G]                                        600,000
                                                                   ------------

  Total Other Assets                                                  4,966,980

  Total Assets                                                      $  8,235,905

                                                                   ============
 Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
-------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                 $  1,828,367
  Accrued Expenses                                                      296,375
  Payroll and Corporate Income Taxes Payable                            154,291
  Notes Payable                                                         314,934
  Loan Payable - Shareholder                                              --
                                                                      ---------

  Total Current Liabilities                                           2,593,967

Long-Term Debt:
  Notes Payable                                                         322,952

Minority Interest                                                     1,550,000

Commitments and Contingencies [12]                                      --

Stockholders' Equity:
  Series C Convertible Preferred Stock - Authorized 5,800,000 Shares,
    Par Value of $.0001, 1,902,225 Shares Issued of which 400,000
    are Deemed to be Treasury Shares [3C]                                190

  Common Stock - Authorized 75,000,000 Shares, 7,292,209 Shares
    Issued and Outstanding, Par Value of $.0001                          728

  Additional Paid-in Capital                                         15,376,969

  Accumulated [Deficit]                                            (9,608,901)

  Total                                                              5,768,986
  Less:  Treasury Stock [3C]                                       (2,000,000)

  Total Stockholders' Equity                                         3,768,986

  Total Liabilities and Stockholders' Equity                      $  8,235,905
                                                                    ============
 See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
---------------------------------------------------------------------------


                                                                         Three months ended
                                                                                March 31,
                                                                         1 9 9 6          1 9 9 5
                                                                         -------          -------

Sales - Net                                                            $  2,397,908    $  2,312,390

Cost of Goods Sold                                                        1,912,337       1,739,995
                                                                       ------------    ------------

  Gross Profit                                                              485,571         572,395
                                                                       ------------    ------------

Selling, General and Administrative Expenses:
  Selling, Advertising and Promotion                                        384,492         228,312
  Amortization of Goodwill                                                  104,459          85,000
  General and Administrative Expenses                                       386,047         436,610
  Amortization of Financing Costs                                                --         386,650
                                                                       ------------    ------------

  Total Selling, General and Administrative Expenses                        874,998       1,136,572
                                                                       ------------    ------------

  [Loss] from Operations                                                   (389,427)       (564,177)
                                                                       ------------    ------------

Other [Income] Expense:
  Interest Expense                                                           10,303           7,877
  Interest Income                                                                --              --
                                                                       ------------    ------------

  Other Expense - Net                                                        10,303           7,877
                                                                       ------------    ------------

  [Loss] Before Provision for Income Taxes                                 (399,730)       (572,054)

Provision for Income Taxes                                                       --              --
                                                                       ------------    ------------

  Net [Loss]                                                           $   (399,730)   $   (572,054)
                                                                       ============    ============

  Net [Loss] Per Share                                                 $       (.05)   $       (.15)
                                                                       ============    ============

  Weighted Average Number of Shares                                       7,292,209       3,765,537
                                                                       ============    ============




See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
-------------------------------------------------------------------------------




                                                 Series C Convertible  Additional                          Deferred      Total
                             Common Stock          Preferred Stock       Paid-in    Accumulated Treasury Compensation  Stockholders'
                            Shares    Amount     Shares     Amount*      Capital     [Deficit]    Stock      Expense     Equity

  Balance - December 31, 1995 4,587,759  $   458  1,352,224 $     135  $ 12,206,844  $(8,938,721)$        --  $      --  $3,268,716

Stock Issuance for Acquisition     --         --    400,000        40     1,999,960           --  (2,000,000)        --          --

Exercise of Stock Options for
  Preferred Stock - March 1996     --         --    150,000        15       299,985           --          --         --     300,000

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1996                 2,704,450      270        --        --       270,180     (270,450)         --         --          --

Options Issued - Deferred Consulting
  Costs [8G]                       --         --         --        --       600,000           --          --         --     600,000

Net [Loss] for the three months
  ended March 31, 1996             --         --         --        --            --     (399,730)         --         --    (399,730)
                           ----------  ---------  --------- ---------  ------------  ----------- -----------  ---------  ----------

  Balance - March 31, 1996
    [Unaudited]             7,292,209  $     728  1,902,225 $     190  $ 15,376,969  $(9,608,901)$(2,000,000) $      --  $3,768,986
                          ===========  =========  ========= =========  ============  =========== ============ =========  ==========



* No allocation has been made to par value for the preferred stock because of the insignificant dollar amounts.



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------


                                                                           Three months ended
                                                                                 March 31,
                                                                         1 9 9 6          1 9 9 5
                                                                        -------          -------
Operating Activities:
  Net [Loss]                                                           $   (399,730)   $   (572,054)
                                                                       ------------    ------------
  Adjustments to Reconcile Net [Loss] to Net Cash
    [Used for] Operating Activities:
    Depreciation                                                             30,000          21,400
    Amortization of Intangibles                                                  --         386,650
    Amortization of Goodwill                                                104,459          85,000
    Bad Debt Expense                                                             --              --
    Compensation Expense on Issuance of Common and
      Preferred Stock                                                            --              --
    Imputed Interest on Stockholder Note Payable                                 --              --

  Changes in Assets and Liabilities:
    [Increase] Decrease in Assets:
      Accounts Receivable                                                   (95,326)        (81,427)
      Inventory                                                            (117,438)       (117,659)
      Prepaid Expenses                                                      (81,512)         56,878
      Prepaid Offering Cost                                                      --         (30,706)
      Other Assets                                                           10,344              --

    Increase [Decrease] in Liabilities:
      Accounts Payable and Accrued Expenses                                (498,438)        153,918
      Payroll and Corporate Income Taxes Payable                           (100,408)             --
                                                                       ------------    ------------

    Total Adjustments                                                      (748,319)        474,054
                                                                       ------------    ------------

  Net Cash - Operating Activities - Forward                              (1,148,049)        (98,000)
                                                                       ------------    ------------

Investing Activities:
  Equipment Acquisitions                                                    (43,708)        (29,323)
  Partial Payment on Acquisition [3D]                                      (150,000)             --
                                                                       ------------    ------------

  Net Cash - Investing Activities - Forward                            $   (193,708)   $    (29,323)




See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                           Three months ended
                                                                                 March 31,
                                                                         1 9 9 6          1 9 9 5
                                                                         -------          -------

  Net Cash - Operating Activities - Forwarded                          $ (1,148,049)   $    (98,000)
                                                                       ------------    ------------

  Net Cash - Investing Activities - Forwarded                              (193,708)        (29,323)
                                                                       ------------    ------------

Financing Activities:
  Proceeds from Bridge Loan                                                  90,000              --
  [Acquisition] Redemption of a Certificate of Deposit                           --              --
  Proceeds from Loan Payable                                                     --          50,000
  Payments of Capital Lease Obligations                                     (26,719)         (4,216)
  Payments of Note Payable - Related Parties                                     --              --
  Proceeds of Note Payable - Related Parties                                     --          45,000
  Payment of Bridge Loan Obligation                                              --              --
  Proceeds from Sale of Common Stock                                         45,200              --
  Issuance of Preferred Stock from Exercise of Options                    1,650,000              --
  Payments of Notes Payable                                                  (6,403)         (8,603)
  Proceeds from Shareholder - Loan Payable                                       --              --
  Repayment of Shareholder - Loan Payable                                  (259,000)             --
  Proceeds from Exercise of Warrants                                             --              --
                                                                       ------------    ------------

  Net Cash - Financing Activities                                         1,493,078          82,181
                                                                       ------------    ------------

  Net [Decrease] in Cash                                                    151,321         (45,142)

Cash - Beginning of Years                                                   153,714          68,377
                                                                       ------------    ------------

  Cash - End of Years                                                  $    305,035    $     23,235
                                                                       ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the years for:
    Interest                                                           $     10,303    $      7,877
    Income Taxes                                                       $         --    $         --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   In February 1995, the bridge lenders converted the convertible bridge notes into an aggregate of 250,000 preferred bridge units.

   In February 1995, the Company issued 117,225 shares of Series C Preferred Stock to a stockholder in exchange for the cancellation by a stockholder who is also an officer and director of certain indebtness of the Company in the aggregate principal amount of $201,675.

   In March 1995, the Company entered into three one-year consulting agreements with three unaffiliated individuals and issued a total of 700,000 shares of the Company's common stock with a fair value of $196,000.

   A deferred financing cost of $1,500,000 was recorded in conjunction with a $150,000 bridge loan for Perry's Majestic Beer, Inc. in the quarter March 31, 1996.


See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
-------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities [Continued]
   In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant toassist, the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $600,000, which represents the difference between the option price and the fair value of he preferred stock at the time of grant to account for these future services.

   On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's common stock.





See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
-------------------------------------------------------------------------------



[1] Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-B and Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles; however, in the opinion of the management of the Company, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the three months ended March 31, 1996 and 1995 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes, thereto, contained in the annual report on Form 10-KSB for the year ended December 31, 1995.

[2] General Information and Summary of Significant Accounting Policies

General and Organization - New Day Beverage Co. was an Illinois
 corporation originally establishedin April 1991 and maintained its principal place of business in Chicago, Illinois. In August of 1992, New Day Beverage Co. changed its name to New Day Beverage, Inc. and changed its state of incorporationto Delaware and in February 1994, relocated its principal place of business to Brooklyn, New York. On
January 11, 1996, the Company changed its name to Bev-Tyme, Inc.

Bev-Tyme, Inc. ["Bev-Tyme"], is engaged in the business of developing and marketing beverage products and is also engaged in the business of distributing and selling beverage and snack products to grocery stores, supermarket chains, restaurants and corporate cafeterias. In 1995, the Company also commenced distributing beer and other malt beverages. The Company markets beverages and snack products to retail grocery stores, supermarket chains, restaurants, corporate cafeterias and wholesale distributors, a substantial portion of which is concentrated in the New York City metropolitan area.

Principles of Consolidation - The consolidated financial statements include the accounts of Bev-Tyme and each of its majority-owned subsidiaries [the "Company"]. Material intercompany transactions and balances have been eliminated in consolidation. See Note 3 entitled "Acquisitions" for further information.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid debt investments with a maturity of three months or less when purchased. At December 31, 1995, there were no cash equivalents.

Inventories - Inventories are stated at the lower of cost or market [net realizable value]. Cost, which includes purchases, freight, raw materials, direct labor and factory overhead, is determined on the first-in, first-out basis. Management evaluates inventory obsolescence and impairment on a monthly basis.

Property and Equipment - Property and equipment are stated at cost and are depreciated over its estimated useful life of 5 to 10 years. Depreciation is calculated using the straight-line method.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------



[2]General Information & Summary of Significant Accounting Policies [Continued]

Goodwill - Amounts paid for securities of newly-acquired subsidiaries in excess of the fair value of the net assets of such subsidiaries have been charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. These revenues are highly dependent upon current management of the subsidiaries whose employment contracts cover periods up to seven years. The Company has decided to amortize its goodwill over a period of up to ten years under the straight-line method. In 1994, the Company changed its estimate of the useful life of goodwill from seven to ten years because of the increased term of the employment contracts and the increase in consolidated sales. Accumulated amortization at March 31, 1996 was $941,751. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the New York metropolitan area.

The Company maintains cash balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1995, the Company's uninsured cash balance totaled $27,640.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at December 31, 1995, which amounted to approximately $180,000. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for each of the years ended December 31, 1995 and 1994, the Company purchased inventory from two suppliers which comprised approximately 24% and 10%, respectively, of the Company's total cost of sales.

Revenue Recognition - Revenue is recognized at the time products are shipped and title passes.

Net [Loss] Per Share - The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Shares issuable upon the exercise of stock options granted and the effect of convertible securities are excluded from the computation because the effect on the net loss per common share would be anti-dilutive. Equity instruments issued at prices below fair value are included for all periods presented.

[3] Acquisitions

[A] Mootch & Muck, Inc. - In March 1994, the Company acquired the remaining 49% interest in Mootch & Muck, Inc., subject to obtaining certain governmental approvals, in exchange for 600,000 newly issued shares of common stock and $250,000 payable at the Company's option in cash or common stock over a period of sixteen [16] months.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------



[3] Acquisition [Continued]

[A] Mootch & Muck, Inc. [Continued] - In addition, the seller was entitled to receive an additional 200,000 shares of common stock if the subsidiaries reported positive earnings before the payment of taxes for the year ended
December 31, 1994, and an additional 200,000 shares of common stock if the Company reported not less than $100,000 in earnings before the payment of taxes for the year ended December 31, 1995. On October 28, 1994, the Company issued 50,676 shares of common stock as payment of $150,000 due and owing under the debt to the seller, a director of the Company. Under the terms of the original agreement, in the event that the seller sold such shares and received less than $150,000 from the proceeds therefrom, the Company was obligated to issue the seller a sufficient number of additional shares of common stock so that the aggregate proceeds from both sales was not less than $150,000. On February 13, 1995, the Company and the seller amended their agreement so that the seller would receive shares of Series C Preferred Stock and the Company would be relieved from all of its obligations to make future payments to the seller. Under the amended agreement, the Company issued to the seller 83,333 shares of Series C Preferred Stock and the seller has released the Company from all of its obligations to make payments in the future. Further, in the event that the seller receives within two years following the effective date aggregate, net proceeds in excess of $250,000, the seller will deliver such amount in excess of $250,000 to the Company and surrender for cancellation all of the remaining shares held thereby, if any. In connection with the Company acquiring the remaining 49% interest in the subsidiaries, the Company was obligated to pay the seller $250,000 at the Company's option in cash or common stock over a period of 16 months.

There was approximately $1,870,000 of additional goodwill recorded as a result of this transaction.

[B] Sclafani Beer & Soda Distributors, Inc. ["SB&S"] - On June 2, 1995, the Company purchased the assets and assumed certain liabilities of Sclafani Beer & Soda Distributors, Inc. ["SBS"] for $500,000 in cash, 200,000 shares of the Company's common stock valued at market value or $31,250, and options to purchase 75,000 shares of the Company's common stock valued at $11,720. Goodwill of approximately $450,000 was recognized for this acquisition.

[C] Perry's Majestic Beer, Inc. - On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. The 400,000 shares of Series C Preferred are presented as treasury stock. As of March 31, 1996, $75,000 of cash was paid and the balance of $75,000, which was paid on April 4, 1996, is reflected as a note payable on the financial statements as of March 31, 1996. Each share of Class A Preferred Stock may be convertible by the Company into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. On April 11, 1996, Perry's Majestic Beer, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission. Minority interest on the balance sheet represents minority shareholders equity in Perry's.

[D] Also on March 29, 1996, Perry's Majestic Beer, Inc. entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note is payable with interest of 8% and is due the earlier of one year from the date of issuance or the closing of the Perry's Majestic Beer, Inc.'s initial public offering.

Perry's Majestic Beer, Inc. has filed a registration statement for 300,000 units at $10.00 per unit. Each unit consists of two shares of common stock and one Class A Redeemable Common Stock purchase warrant exercisable at $4.00 per share for a four year period commencing one year from the effective date. The anticipated net proceeds from this offering are approximately $2,113,000.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------ -------------------------------------------------------


[4] Inventories

Inventories as of March 31, 1996 consisted of the following:

Raw Materials                                        $    17,749
Finished Goods                                           755,627
                                                     -----------

  Total                                              $   773,376
  -----                                              ===========

The Company's inventory consists primarily of finished goods. The Company evaluates inventory obsolescence and impairment on a monthly basis.

[5] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization as of March 31, 1996 are as follows:

Warehouse Equipment                                     $    266,369
Office Equipment                                             671,834
Leasehold Improvements                                        41,046
Transportation Equipment                                   1,118,858
                                                        ------------

Total - At Cost                                            2,058,107
Less:  Accumulated Depreciation and Amortization           1,218,056

  Net                                                   $    840,051
  ---                                                   ============

Depreciation and amortization for the three months ended March 31, 1996 and 1995 was $30,000 and $21,400, respectively.

[6] Debt

Debt as of March 31, 1996 consisted of the following:

Bridge Notes - [Note 9]                                            $  150,000
Note Payable - [Note 3D]                                             100,000
Bank notes payable in monthly installments of principal and
  interest at rates ranging from 8.5% to 13.9% per annum,
  maturing October 1996 through September 2000 [A]                     387,886
                                                                     ----------

Total                                                                    637,886
Less:  Current Portion                                                   314,934
current Portion                                                       $  322,952
  -------------------                                                 ==========

[A]  Collateralized by transportation equipment.

Maturities of the bank notes and loan payable as of December 31, 1995 are as follows:

December 31,
    1996                                             $  314,934
    1997                                                 96,588
    1998                                                104,872
    1999                                                 84,660
    2000                                                 36,832
                                                     ----------

    Total                                            $  637,886
    -----                                            ==========

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------


[7] Income Taxes

No provision for income taxes has been made for 1996 and 1995 in the accompanying consolidated financial statements because the Company incurred losses for both financial reporting and income tax purposes. As of December 31, 1995, the Company had a net operating loss carryforward of approximately
$7,600,000 that is scheduled to expire between 2007 and 2008. Future tax benefits related to those losses have not been recognized because their realization is not assured.

In 1993, the Company adopted the method of accounting for income taxes pursuant to Financial Accounting Standards No. 109,
 "Accounting for Income Taxes" ["SFAS No. 109"]. SFAS No. 109 requires the asset and liability method for financial accounting and reporting for income taxes. The impact of adopting SFAS No. 109 was not significant to the Company's financial position or results of operations.

[8] Stock Option Plans, Stock Options and Warrants

[A] As of December 31, 1995, 525,000 common stock options that were issued in August of 1994 are outstanding and have vested to directors, officers and employees of the Company at an exercise price of $.69 per share. The Company also issued in 1995, 300,000 common stock options that vest in May of 1996 to directors, officers and employees of the Company at an exercise price of $2.00 per share.

[B] As of December 31, 1995, approximately 1,500,000 warrants were outstanding, which entitle the holders to acquire shares of common stock at a price of $6.00 per share which expired in January 1996.

[C] As of March 31, 1996, 1,420,000 Series C Warrants were outstanding which entitled the holders to acquire shares of Series C Preferred Stock at a price of $6.00 per share for a period of four years commencing May 15, 1996.

[D] Incentive Stock Option Plan - In November of 1992, the Company adopted the "Incentive Stock Option Plan". The total number of shares that may be granted under this plan is 75,000 shares. The Company issued incentive options to purchase an aggregate of 60,000 shares of common stock exercisable at $1.00 per share for a period of four years commencing in August 1994.

[E] Non-Qualified Stock Option Plan -In November of 1992, the Company adopted the "Non-Qualified Stock Option Plan". The total number of shares that may be granted under this plan is 125,000 shares. In August of 1994, the Company issued an aggregate of 25,000 non-qualified options that are exercisable at 1.00 per share for a period of four years commencing in August 1994.

[F] Options to Underwriter - In June 1993, for a purchase price of $50, the underwriters of the public offering acquired an option to purchase up to an aggregate of 50,000 units for a five-year period expiring in February 1998. The Company has agreed to register, at its expense, under the Securities Act, on one occasion, the option and/or the underlying securities covered by the option upon certain conditions.

[G] Consulting Agreement - In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist, the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $600,000, which represents the difference between the option price and the fair value of he preferred stock at the time of grant to account for these future services.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[9] Bridge Financing

On November 30, 1994, the Company borrowed an aggregate of $200,000. In exchange for making a loan to the Company, the bridge lenders received two promissory notes: one note in the aggregate principal amount of $180,000 and the other note in the aggregate principal amount of $20,000. Each of the bridge notes bears interest at the rate of eight percent [8%] per annum. The $180,000 bridge loans were due and payable upon the earlier of (i) May 1, 1995, or (ii) the closing of the proposed public offering of the Company's securities. The $20,000 bridge loans are due on December 1, 1995. In addition, each bridge lender had the right to convert a convertible bridge note into a number of units ["preferred bridge units"] equal to the total dollar amount loaned to the Company by such bridge lender; provided, however, that one bridge lender may convert his convertible bridge note into the total dollar amount loaned to the Company plus an additional 50,000 preferred bridge units because such bridge lender surrendered 1,000,000 warrants exercisable for 1,000,000 shares of common stock. In February, the bridge lenders converted the convertible bridge notes into an aggregate of 250,000 preferred bridge units. Each unit is identical to the units being offered in the proposed public offering. One bridge lender who loaned $65,000 to the Company rescinded 1,000,000 warrants that were received in a private placement on February 2, 1994. Further, the Company agreed to register such units in the first registration statement filed by the Company following the date of the loan. The cost of obtaining this bridge financing was $580,000, which represents the fair value for the bridge units issued. As a result, the Company expensed $386,650 and $193,350 in 1995 and 1994, respectively, as bridge financing costs. In May of 1995, the Company was granted an extension for the maturity of the principal bridge notes until the earlier of (i) June 15, 1995 or
(ii) the closing of the public offering. These bridge notes were repaid on May 23, 1995, the date of the closing of the public offering [See Note 9A].

On March 31, 1996, Perry's Majestic Beer, Inc. borrowed an aggregate of $150,000 from nine [9] unaffiliated lenders [the "Bridge Lenders"]. In exchange for making loans to Perry's Majestic Beer, Inc., each Bridge Lender received a promissory note [the "Bridge Note"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Bridge Notes are due an payable upon the earlier of (i) July 31, 1996 and (ii) the closing of an initial underwritten public offering of Perry's Majestic Beer, Inc.'s securities. Perry's Majestic Beer, Inc. intends to use a portion of the proceeds of this offering to repay the Bridge Lenders. As of March 31, 1996, $90,000 was received in cash from the bridge loan and $60,000, received April 4, 1996, is reflected on the financial statements as a note receivable at March 31, 1996. The Bridge Lenders have the right to receive a total of 3,000,000 Class A Warrants. Perry's Majestic Beer, Inc. has recorded a deferred financing cost of $1,500,000, which will be amortized over the life of the bridge loan.

[10] Stockholders' Equity

[A] Registration Statement for Units - Series C Redeemable Preferred Stock - On May 15, 1995, the Company completed a secondary public offering for sale 460,000 units, each consisting of one share of Series C Convertible Preferred Stock, par value $.0001 per share and two Series C Redeemable Preferred Stock purchase warrants. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time after May 15, 1996, into 18 shares of the Company's common stock. The Series C Warrants entitle the holder to purchase one share of Series C Preferred Stock at an exercise price of $6.00 per share through May 15, 2000 and may be redeemed by the Company under certain conditions. To date, none of the Preferred Stock Warrants have been exercised or redeemed. The Company realized net proceeds of $1,688,787 after deducting, the underwriters discount and other costs of the offering.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
-------------------------------------------------------------------------------


[10] Stockholders' Equity [Continued]

[B] Registration Statement for Common Stock - On February 11, 1994, the Securities and Exchange Commission declared effective a Registration Statement filed by the Company for the purposes of registering 2,025,720 shares of common stock, which included shares of common stock underlying certain stock options and 1,600,000 warrants and the common stock issuable upon exercise of the warrants. The Company did not receive any proceeds as a result of this filing. The Registration Statement included 1,201,800 and 100,000, shares of common stock and warrants, respectively, which were outstanding as of December 31, 1993 and 675,000 and 1,500,000 shares of common stock and warrants, respectively issued by the Company subsequent to December 31, 1993. On February 2, 1994, the Company engaged in a private placement of 1,500,000 unregistered warrants, at a price of $.25 per warrant. Each warrant entitles the holders to acquire shares of common stock at a price of $6.00 per share for a period expiring in January 1996 [See Notes 2 and 8].

[C] Series B - Preferred Stock - In September 1992, the Company sold to unaffiliated parties four units, each unit consisting of twenty-five shares of the Company's Series B Preferred Stock at a price of $25,000 per unit. The Series B Preferred Stock had an annual dividend rate of 5%. In accordance with its terms, the holders of all of the Series B Preferred Stock converted their shares into an aggregate of 100,000 common shares and 100,000 warrants in February 1993, which were registered in February 1994 [See Note 9B].

[D] Debt to Equity Conversions - On February 10, 1994, the Company issued 75,000 shares of common stock valued at $2.70 per share to the law firm of Bernstein & Wasserman in consideration for certain legal services performed during 1993. Hartley T. Bernstein, a director of the Company, is a partner of the law firm.

On October 28, 1994, the Company issued 50,676 shares of common stock, representing a $150,000 installment payment on the $250,000 stockholder note payable [See Note 2A].

In February 1995, the bridge lenders converted the convertible bridge notes into an aggregate of 250,000 preferred bridge units.

In February 1995, the Company issued 117,225 shares of Series C Preferred Stock to a stockholder in exchange for his cancellation of certain indebtedness of the Company in the aggregate principal amount of $201,675. This stockholder is also an officer and director of the Company.

[E] Authorized Shares - In November of 1995, stockholders of the Company adopted an amendment to the Company's certificate of incorporation authorizing the increase of the number of authorized shares of Preferred Stock from 3,000,000 shares to 6,000,000 shares, of which 5,800,000 shares are the Series C Preferred Stock. In November 1995, the stockholders also approved and consented to amend the Company's certificate of incorporation by increasing the number of authorized shares of common stock from 15,000,000 shares to 75,000,000 shares.

[F] Consulting Agreements - In March 1995, the Company entered into three one-year consulting agreements with three unaffiliated individuals and issued a total of 700,000 shares of the Company's common stock. In 1995, the Company recorded an expense of $196,000 for these consulting agreements, which approximates the fair value of the stock issued.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
-------------------------------------------------------------------------------



[10] Stockholders' Equity [Continued]

[G] Series C Preferred Stock - In May 1995, the Company granted 525,000 Series C Preferred Stock Options to directors, officers and employees of the Company at an exercise price of $2.00 per share and, accordingly, recorded an expense of $1,076,250. In October 1995, 525,000 Series C Preferred Stock Options were exercised and the Company recorded a stock subscription receivable of $1,050,000, which was paid in January and February of 1996.

[H] Exercise of Preferred Stock Options - In March of 1996, 150,000 Series C Preferred Options were exercised at $2.00 per share whereby the Company received proceeds of $300,000.

[I] Stock Subscription Receivable - In January 1996, Perry's Majestic Beer, Inc. issued 2,500,000 shares of common stock to seven [7] parties for a total consideration of $50,000. At March 31, 1996, $45,200 was collected and the balance of $4,800, received April 4, 1996, is reflected as a stock subscription receivable.

[J] Stock Dividend - On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's common stock.

[K] Consulting Fees - Stock Issuance - On March 29, 1996, in conjunction with the acquisition agreement with Perry's [See Note 3C] the Company entered into a two year consulting agreement with the former principal of Perry's to assist in developing and enhancing the distribution of other beers and ales. As a part of the consulting agreement he was issued 350,000 shares of the Company's common stock on April 11, 1996. A deferred compensation cost of $33,000 was recorded in April of 1996 for the fair value of these shares.

[11] Related Party Transactions

Loan Payable- Stockholder - In February 1995, the Company received $45,000 from a related party. This loan was repaid in June 1995. In December of 1995, the Company received an additional $309,000 from the related party, of which $50,000 was repaid in 1995 and the balance of $259,000 was repaid in January 1996 with interest at 5.75%.

[12] Employment Agreements

As of December 31, 1995, the Company has four employment agreements with senior executives of the Company that expire in various years through 2009 for total base annual compensation of approximately $435,000 subject to certain adjustments plus bonuses of options for Series C Preferred Stock and common stock.

[13] Commitments and Contingencies

[A] The Company has entered into various operating lease agreements to lease office space and warehouse space with initial terms ranging from less than one to five years. Rent expense for the years ended December 31, 1995 and 1994 was $246,925 and $262,750, respectively. This lease expired in February of 1996. Commencing March of 1995, the Company revised the nature of this agreement to a month-to-month arrangement for $20,500 a month.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
--------------------------------------------------------------------------------



[13] Commitments and Contingencies [Continued]

[A] [Continued] - In addition, the Company has non-cancelable operating leases for a variety of office and warehouse equipment. Obligations under these leases for the periods through 2000 are as follows:

1996                                             $    121,419
1997                                                  104,420
1998                                                   45,827
1999                                                   13,672
2000                                                    9,039
                                                 ------------

  Total                                          $    294,377
  -----                                          ============

[B] The Company has minimum volume commitments on several of their distribution contracts with vendors, whereby the vendor has the option to terminate an agreement if certain volume targets are not met.

[C] Brewing Agreement - In November 1992, Perry's stockholders entered into an agreement, on behalf of Perry's, with a brewery to brew and bottle beer under the private label of "Perry's Majestic." As part of the agreement, Perry's agrees to provides the brewery, at its own expense, all the necessary packaging materials to allow the brewer to manufacture the product in accordance with federal and state regulations.

The agreement automatically renews annually. Either party may terminate the agreement by giving four month prior written notice to the other party.

[14] Going Concern

As shown in the accompanying financial statements, the Company incurred net losses for the years ended December 31, 1995 and 1994. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company intends to pursue additional equity financing as a vehicle for financing future operations and to secure debt financing from related and unrelated entities. The continuation of the Company as a going concern is dependent upon the success of these plans.

[15] Litigation

The Company is subject to litigation in the normal course of business. Management believes that such litigation will not have a material effect on the Company's financial position, results of operations or cash flows.

[16] New Authoritative Pronouncement

The FASB has also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on January 1, 1995. SFAS No. 115 requires management to classify its investments in debt and equity securities as trading, held-to-maturity, and/or available-for-sale at the time of purchase and to reevaluate such determination at each balance sheet date. The Company does not anticipate that it will have many investments that will qualify as trading or held-to-maturity investments. Debt securities for which the Company does not have the intent or ability to hold to maturity will be classified as available-for-sale, along with most investments in equity securities. Securities available-for-sale are to be carried at fair vale, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
--------------------------------------------------------------------------------



[16] New Authoritative Pronouncement [Continued]

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 may have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on January 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

[17] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of March 31, 1996:

                                                          Carrying        Fair
                                                          Amount         Value

Long-Term Debt                                     $     322,952  $    322,952
Stock Subscription Receivable                      $       4,800  $      4,800

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, related party payables, and trade payables, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of long-term debt is estimated based on discounting expected cash flows at current rates at which the Company could borrow funds with similar remaining maturities. Management believes that the carrying value of the stock subscription receivable for stock, approximates the fair value as this was collected in April 4, 1996.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
--------------------------------------------------------------------------------



[18] Subsequent Events

[A] Acquisition - On April 29, 1996, the Company entered into an agreement to acquire certain assets and assume certain leases for twenty-two trucks and eighteen sales people. Simultaneously with this transaction, the Company entered into an agreement with a company to be an exclusive distributor. The Company issued 300,000 shares of the Company's common stock and paid cash of $200,000 for this agreement. The Company also entered into two employment agreements whereby the two individuals were issued a total of 500,000 shares of the Company's common stock. A total of $50,000 was recorded as a deferred compensation cost in April of 1996 for the fair value of the 800,000 shares of common stock.

[B] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 400,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the fair value of these shares.

[C] Loan - On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 400,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of$25,000 was recorded in April of 1996 for the fair value of these shares.

[D] Exercise of Series C Preferred Options - In May of 1996, 100,000 stock options were exercised by consultants whereby proceeds of $200,000 were received by the Company.





                               . . . . . . . . . . . . . . . . . . .

Item 2:

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



Three months ended March 31, 1996 compared with the three months ended March 31, 1995

The following discussion of the Company's financial condition as of March 31, 1996 and results of operations for the three months ended March 31, 1996 and 1995, includes Bev-Tyme, Inc. and its subsidiaries [collectively, the "Company"] and should be read in conjunction with the Consolidated Financial Statements and Notes appearing elsewhere in this 10-QSB.

Business Structure

Bev-Tyme, Inc. ["Bev-Tyme"], is engaged in the business of developing and marketing beverage products and is also engaged in the business of distributing and selling beverage and snack products to grocery stores, supermarket chains, restaurants and corporate cafeterias. In 1995, the Company also commenced distributing beer and other malt beverages. Because of increased competition in the "New Age" beverage market and continuing operating losses related to the sale of its SunSprings(TM) beverage products, the Company increased its focus on its beverage and snack food distribution.

In June 1995, the Company purchased the net assets of SB&S, another beverage distributor, which will increase its current customer distribution base, territory and enable the Company to commence distribution of beer and other malt beverages. The Company acquired the net assets of SB&S for $500,000 in cash, 200,000 shares of the Company's common stock valued at $31,250 and options to purchase 75,000 shares of the Company's common stock.

As a result of the Company's recurring losses from operations, the Company's auditors believed there was substantial doubt about the Company's ability to continue as a going concern at December 31, 1995 and issued a going concern qualification to their report dated March 21, 1996.

Results of Operations

For the three months ended March 31, 1996, the Company had a loss from operations of $389,427 and a net loss of approximately $400,000 as compared to a loss from operations of $564,177 and a net loss of approximately $600,000 for the three months ended March 31, 1995. The primary reason for the decrease of approximately $200,000 in net loss is the compensation expense in 1995 of approximately $400,000 resulting from the issuance of the Company's common and preferred stock and the Company's reduced gross profit of approximately $100,000.

The change in the elements of revenues and expenses reflect the Company's shift to primarily focusing on the distribution of beverage products rather than the manufacturing and marketing of its SunSprings(TM) products.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
-------------------------------------------------------------------------------



Three months ended March 31, 1996 compared with the three months ended March 31, 1995

Results of Operations [Continued]

For the three months ended March 31, 1996, the Company's gross profit was $485,571 or 20% as compared to $572,395 or 25% in 1995. The change in the gross profit percentage was attributable to a change in the Company's product mix, primarily resulting from the beers and malt beverages. The Company intends to de-emphasize the sale of common beer and increase the focus on the sale of imported and microbrewed beers. Additionally, the Company liquidated a large amount of its "closeout" products in 1995 and does not anticipate a large amount of closeouts in 1996.

Selling, advertising and promotion expense for the three months ended March 31, 1996 and 1995 amounted to $384,492 and $228,312, respectively, and primarily consisted of salesmen's salaries, commissions and related expenses of the companies' distribution sales force.

General and administrative expenses for the three months ended March 31, 1996 were $384,492 or 16% of net sales as compared to $228,312 or 10% of net sales in 1995.

Because of the Company's severe cash shortages and numerous unsuccessful attempts at finding traditional debt financing, the Company entered into bridge financing which resulted in a total non-cash financing cost $386,650 in 1995. This represented the fair value assigned to the Bridge Units issued upon conversion of the Convertible Bridge Notes. The effective annual interest rate on these Bridge Loans was approximately 300%.

Interest expense relates primarily to commercial loans on the transportation equipment.

Liquidity and Capital Resources

For the three months ended March 31, 1996, the Company utilized approximately $1,150,000 in operating activities. This utilization was primarily attributable to the net loss of approximately $400,000 and the increase in liabilities of approximately $600,000.

The Company utilized approximately $200,000 from net investing activities for the three months ended March 31, 1996. This was primarily attributable to the acquisition of the net assets of Riverosa for approximately $150,000.

The Company generated $1,493,078 from net financing activities for the three months ended March 31, 1996. This was primarily attributable to the sale of common stock for $45,200 and the exercise of Series C Preferred Stock Options for $300,000 and the collection of the stock subscription for $1,050,000 on the Series C Preferred Stock Options exercised in 1995.

At March 31, 1996, the Company had a working capital deficit of approximately $415,000 reflecting primarily the excess of accounts payable, accrued expenses over cash, accounts receivable and inventory.
The Company's cash balance at December 31, 1995 was $305,035.

For the quarter ended March 31, 1995, the Company utilized $98,000 in operating activities, utilized $29,323 in investing activities and generated $82,181 in net financing activities.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
--------------------------------------------------------------------------------



Three months ended March 31, 1996 compared with the three months ended March 31, 1995

Liquidity and Capital Resources [Continued]

In November and December 1994, the Company borrowed an aggregate of $200,000 from certain lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received two [2] promissory notes [the "Bridge Notes"]. Certain Bridge Notes are in the aggregate principal amount of $180,000 [the "Principal Bridge Notes"] and the other Bridge Notes are in the aggregate principal amount equal to $20,000 [the "Convertible Bridge Notes"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Principal Bridge Notes were due and payable upon the earlier of (i) June 15, 1995, or (ii) the closing of the Offering. The Convertible Bridge Notes are due and payable on December 1, 1995. In addition, each Bridge Lender had the right to convert a Convertible Bridge Note into a number of units ["Bridge Units"] equal to the total dollar amount loaned to the Company by such Bridge Lender; provided, however, that one Bridge Lender may convert its Convertible Bridge
Note into the total dollar amount loaned to the Company plus an additional 50,000 Bridge Units because such Bridge Lender surrendered 1,000,000 warrants exercisable for 1,000,000 shares of Common Stock. In February 1995, the Bridge Lenders converted the Convertible Bridge Notes into an aggregate of 250,000 Bridge Units at a conversion price of $.10 per Bridge Unit. The Company entered into the bridge financing transactions because it required additional financing and no other sources of financing were available to the Company at that time. The conversion price to the Bridge Lenders is significantly less than the offering price of the Units offered hereby because of the risk associated with the repayment of the Bridge Loans. Further, the Company agreed to register such Bridge Units in the first registration statement filed by the Company following the date of the loan. The bridge notes were repaid on May 23, 1995, the close of the Public Offering.

On May 15, 1995, the Company completed a secondary public offering for sale 460,000 units, each consisting of one share of Series C Convertible Preferred Stock, par value $.0001 per share and two Series C Redeemable Preferred Stock purchase warrants. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time after May 15, 1996, into 18 shares of the Company's common stock. The Series C Warrants entitle the holder to purchase one share of Series C Preferred Stock at an exercise price of $6.00 per share through May 15, 2000 and may be redeemed by the Company under certain conditions. To date, none of the Preferred Stock Warrants have been exercised or redeemed. The Company realized net proceeds of $1,688,787 after deducting, the underwriters discount and other costs of the offering.

In May 1995, the Company granted 525,000 Series C Preferred Stock Options to directors, officers and employees of the Company at an exercise price of $2.00 per share and, accordingly, recorded an expense of $1,076,250. In October 1995, 525,000 Series C Preferred Stock Options were exercised and the Company recorded a stock subscription receivable of $1,050,000, which was paid in January and February of 1996.

In November 1995, the Company issued to the directors of the Company options to purchase an aggregate of 300,000 shares of Series C
Preferred Stock at an exercise price of $2.00 per share. None of such options have been exercised.

In February 1996, the Company engaged a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures and other strategic business initiatives. In exchange for services to be performed by the consultant, the Company issued options to purchase an aggregate of 300,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



Three months ended March 31, 1996 compared with the three months ended March 31, 1995

Liquidity and Capital Resources [Continued]

On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. The 400,000 shares of Series C Preferred are presented as treasury stock. As of March 31, 1996, $75,000 of cash was paid and the balance of $75,000, which was paid on April 4, 1996, is reflected as a note payable on the financial statements as of March 31, 1996. Each share of Class A Preferred Stock may be convertible by the Company into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. On April 11, 1996, Perry's Majestic Beer, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission. Minority interest on the balance sheet represents minority shareholders equity in Perry's.

Also on March 29, 1996, Perry's Majestic Beer, Inc. entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note is payable with interest of 8% and is due the earlier of one year from the date of issuance or the closing of the Perry's Majestic Beer, Inc.'s initial public offering.

Perry's Majestic Beer, Inc. has filed a registration statement for 300,000 units at $10.00 per unit. Each unit consists of two shares of common stock and one Class A Redeemable Common Stock purchase warrant exercisable at $4.00 per share for a four year period commencing one year from the effective date. The anticipated net proceeds from this offering are approximately $2,113,000.

On March 31, 1996, Perry's Majestic Beer, Inc. borrowed an aggregate of $150,000 from nine [9] unaffiliated lenders [the "Bridge Lenders"]. In exchange for making loans to Perry's Majestic Beer, Inc., each Bridge Lender received a promissory note [the "Bridge Note"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Bridge Notes are due an payable upon the earlier of (i) July 31, 1996 and (ii) the closing of an initial underwritten public offering of Perry's Majestic Beer, Inc.'s securities. Perry's Majestic Beer, Inc. intends to use a portion of the proceeds of this offering to repay the Bridge Lenders. As of March 31, 1996, $90,000 was received in cash from the bridge loan and $60,000, received April 4, 1996, is reflected on the financial statements as a note receivable at March 31, 1996. The Bridge Lenders have the right to receive a total of 3,000,000 Class A Warrants. Perry's Majestic Beer, Inc. has recorded a deferred financing cost of $1,500,000, which will be amortized over the life of the bridge loan.

In March of 1996, 150,000 Series C Preferred Options were exercised at $2.00 per share whereby the Company received proceeds of $300,000.

The Company intends to pursue outside financing as a vehicle to meet its short-term working capital requirements. This pursuit may include loan negotiations with lending institutions and negotiations with receivable factors for the financing of the Company's accounts receivable. The Company has not established any sources of financings and has no lines of credit available. The Company's cash requirements have been and will continue to be significant. The Company anticipates, based on its current plans to expand its distribution business. In the event that these plans change or costs of operations prove greater than anticipated, the Company could be required to modify its operations or seek additional financing sooner than anticipated. However, there can be no assurance that additional financing will be available to the Company. The absence of such additional financing or the lack of availability of funds on terms favorable to the Company could have a material adverse effect on the business and operations of the Company. Due to the low current fair market value of the shares of common stock, it most likely will be difficult for the Company to attract purchasers of such shares.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
-------------------------------------------------------------------------------



Three months ended March 31, 1996 compared with the three months ended March 31, 1995

Liquidity and Capital Resources [Continued]

The Company's long-term liquidity requirements may be significant in order to continue to implement its business plan, expand its product base and establish a distribution network. In the event that those plans change, or the costs or development of operations prove greater than anticipated, the Company could be required to modify its operations, liquidate inventory or seek additional financing. The Company has no current arrangements with respect to such additional financing, and there can be no assurance that such additional financing, if available, will be on terms acceptable to the Company.

New Authoritative Accounting Pronouncements

The FASB has also issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on January 1, 1995. SFAS No. 115 requires management to classify its investments in debt and equity securities as trading, held-to-maturity, and/or available-for-sale at the time of purchase and to reevaluate such determination at each balance sheet date. The Company does not anticipate that it will have many investments that will qualify as trading or held-to-maturity investments. Debt securities for which the Company does not have the intent or ability to hold to maturity will be classified as available-for-sale, along with most investments in equity securities. Securities available-for-sale are to be carried at fair vale, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized.

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 may have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on January 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

SIGNATURE
-------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                                                BEV-TYME, INC.



                                             By: /s/ Robert J. Sipper
                                                 Robert J. Sipper,
                                       Chairman of the Board and Chief Executive
                                                  Officer

May 17, 1996