Form 10KSB/A
period 1995-12-31
BEV TYME INC
filed 1996-05-30
CIK 893996

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         REPORT ON FORM 10-KSB/A No.1


             Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1995.


             Transition Report pursuant to Section 13 or 15(d) of

                      The Securities Exchange Act of 1934



               For the transition period from ______________ to ______________.

Commission File No.      0-21166


                                BEV-TYME, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                        36-3769323
    (State of or other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)

    134 Morgan Avenue
    Brooklyn, New York                                              11237
    (Address of Principal                                        (Zip Code)
    Executive Officers)

Registrant's telephone number, including area code: (718) 894-4300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:


                   Common Stock, par value $.0001 per share
                               (Title of Class)

                   Redeemable Common Stock Purchase Warrants
                               (Title of Class)

Units consisting of one (1) share of Series C Convertible Preferred Stock, par value $.0001 per share and two (2) Series C Redeemable Preferred Stock Purchase
                                   Warrants
                               (Title of Class)

       Series C Convertible Preferred Stock, par value $.0001 per share
                               (Title of Class)

             Series C Redeemable Preferred Stock Purchase Warrants
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $12,730,722.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 29, 1996, was approximately $11,154,386.

Number of shares outstanding of the issuers Common Stock and Series C Preferred Stock, as of March 29, 1996, was 7,292,209 and 1,502,225, respectively.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     PART I


Item 1.  BUSINESS.

         New Day Beverage, Inc. (the "Company") was incorporated in the State of Delaware on August 6, 1992 and changed its name to Bev-Tyme, Inc. on January 11, 1996. The Company and its wholly owned subsidiaries are engaged in the business of developing, marketing and distributing spring and carbonated water, soft drinks and "New Age" beverages. In 1995, the Company also commenced distributing beer and other malt beverages. Initially, the Company commenced its operations by creating and marketing a line of "New Age" beverage products under the trademark "Sunsprings." Because of increased competition in the "New Age"

beverage market and continuing operating losses in the sale of its SunSprings(Trademark) beverage products, the Company has increased its focus on the distribution business by acquiring Mootch & Muck, Inc. ("M&M"), a beverage distributor. The Company then added "Taste of Jamaica", a Jamaican style soda. Currently, the Company's principal activity is the distribution of beverage products through M&M, its wholly owned subsidiary. See "Certain Transactions."

         As of November 18, 1994, M&M entered into an Asset Purchase Agreement with Sclafani Beer and Soda Distributors, Inc., a distributor of non-alcoholic drinks, as well as beer and other malt beverages in the New York City boroughs of Brooklyn and Queens ("SB&S"), pursuant to which M&M purchased in June, 1995, substantially all of the assets of the SB&S business. M&M paid $500,000 in cash, 200,000 shares of Common Stock and issued options to purchase 75,000 shares of the Company's Common Stock (collectively the "Purchase Price"). In June, 1995, M&M entered into an employment agreement with John Sclafani, pursuant to which Mr. Sclafani served as Vice President of Beer Sales for M&M. Mr. Sclafani received an annual salary of $90,000. In August, 1995, the Company accepted Mr. Sclafani's resignation.

         On May 15, 1995, the Company completed a secondary public offering pursuant to which the Company sold 460,000 Units ("Preferred Stock Units") to the public at $5.00 per Unit. Each Preferred Stock Unit consisted of one (1) share of Series C Convertible Preferred Stock ("Preferred Stock") and two (2) Series C Preferred Stock Purchase Warrants ("Preferred Stock Purchase Warrants"). Each share of Series C Preferred Stock is convertible at the option of the holder, at any time after May 15, 1996, into 18 shares of the Company's Common Stock, $.0001 par value per share. The Series C Warrants entitle the registered holder thereof to purchase one (1) share of Series C Preferred Stock at an exercise price of $6.00 per share through May 15, 2000 and may be redeemed by the Company under certain conditions. To date, none of the Preferred Stock Warrants have been exercised or redeemed. The Company used a significant portion of the proceeds of the secondary public offering to expand the current business of M&M into the beer and malt beverage distribution business.

         The Company's executive offices are currently located at 134 Morgan Avenue, Brooklyn, New York 11237 and its telephone number is (718) 894-4300. The Company's fiscal year end is December 31.

Recent Developments

         On October 26, 1995, the Company entered into a letter of intent to acquire Riverosa Company, Inc. ("Riverosa"), a corporation engaged in the sale and marketing of Perry's Majestic Beer, for the sum of $250,000. As part of that understanding, the Company agreed that Riverosa or its successors would enter into a three (3) year employment agreement with Mark Butler, Riverosa's President, at an annual salary of $25,000 year, subject to appropriate increase in the event Riverosa (or it successors) successfully completes an initial public offering of its securities resulting in net proceeds in excess of $2,000,000. The Employment Agreement would also provide for an annual bonus as well as stock options based upon performance. In January 1996, the Company assigned its rights under the letter of intent to Perry's Majestic Beer, Inc., a subsidiary of the Company ("Perry's Majestic"), which entered into a definitive agreement with Riverosa on March 29, 1996, pursuant to which the Company agreed to pay the sum of $250,000 to acquire Riverosa. The closing is contingent upon, among other things, the receipt of all necessary consents, permits and government approvals. Mark Butler, one of the principal shareholders of Riverosa was appointed to the board of directors of Perry's Majestic on April 1, 1996. A contract deposit of $150,000 was paid into escrow upon execution of the agreement and the balance of $100,000 is payable by the issuance of a promissory note. The promissory note is payable upon the earlier of (i) one year from the date of issuance or (ii) the closing of the closing of initial public offering of Perry's Majestic.

         In January 1996, the Perry's Majestic issued an aggregate of 2,500,000 shares of its common stock to seven (7) parties for total consideration of $50,000. In March 1996, Perry's Majestic issued to the Company 500,000 shares of convertible Series A Preferred Stock and 7,000,000 shares of Series B Preferred Stock for $150,000 and 400,000 shares of the Company's Series C Preferred Stock. As a result of these transactions, the Company holds approximately 75% of the voting stock of Perry's Majestic.

         In March, 1996, Perry's Majestic borrowed an aggregate of $150,000 from seven (7) unaffiliated lenders (the "Bridge Lenders"). In exchange for making loans to Perry's Majestic, each Bridge Lender received a promissory note (the "Bridge Note"). Each of the Bridge Notes bears interest at the rate of eight percent (8%) per annum. The Bridge Notes are due and payable upon the earlier of
(i) July 31, 1996 or (ii) the closing of an initial underwritten public offering of the Perry's Majestic's securities. Perry's Majestic intends to use a portion of the proceeds of its initial public offering to repay the Bridge Lenders. The Bridge Lenders have the right to receive a total of 3,000,000 Class A Warrants of Perry's Majestic. Perry's Majestic entered into the bridge financing transactions because it required additional financing and no other sources of financing were available to it at that time. Further, Perry's Majestic agreed to register the Class A Warrants issuable in connection with the Bridge Loans and the shares of Common Stock underlying the Class A Warrants in the first registration statement filed by the Company following the date of the loan.

         On April 11, 1996, Perry's Majestic filed a registration statement on Form SB-2 with the Securities and Exchange Commission which provided for the registration of Units consisting of two (2) shares of Common Stock and one Class A Warrant by Perry's Majestic and the concurrent offering of securities by certain selling securityholders ("Selling Securityholders"). Perry's Majestic is registering, under the primary prospectus, 345,000 Units (including 45,000 Units subject to an over-allotment option granted to the underwriter), 690,000 shares of Common Stock,

345,000 Class A Warrants and 345,000 shares of Common Stock issuable upon the exercise of the Class A Warrants. Perry's Majestic is registering on behalf of the Selling Securityholders, under an alternate prospectus, (i) 1,850,000 shares of Common Stock, and (ii) 3,000,000 Class A Warrants issuable upon conversion of the Bridge Notes.

The Beverage Distribution Business

         Since 1977, M&M has been engaged in the business of distributing non-alcoholic beverages items to retail accounts in New York City, primarily in Manhattan. Of the approximately 25 different brands sold by M&M to a variety of retail and wholesale establishments, sparkling and spring water currently account for approximately 60% of sales. M&M has approximately 81 full time employees 26 of which are engaged in sales. See "Management's Discussion and Analysis".

         M&M distributes a number of products, including the sparkling and spring waters of Poland Spring and Spa Spring. Sales of waters accounted for approximately 60% of M&M's sales. M&M also distributes Cloister Spring Water, Glacier Ridge, Appollinaris Mineral Waster, Boruassa Glacial Water, Cinciano Mineral Water, Glaceau, Loka Mineral Water, Mountain Valley Spring Water, Everfresh Clearfruit and juices, SunSprings Sparkling Water w/Natural Flavor, After The Fall Fruit Juices and Spritzers, Everfresh Fruit Juices and Drinks, Martinelli Apple Juice & Ciders, Jamaican Gold Iced Coffee, Sioux City Iced Tea, Punch & Lemonade, Sioux City Soda, White Rock Seltzer and Soda, Clearly Canadian, Artisian Water, San Pellegrino, Vittel Spring Water, Clearly Canadian Beverages, China Tea, PEK, Old Tyme Soda and Taste of Jamaica. In addition, M&M distributes some snack products, including Dirty Potato Chips and Roberts American Gourmet Snacks. In June 1995, M&M commenced distributing a number of beers and malt beverage products.

         M & M distributes products in Manhattan, Brooklyn and Queens through a resale sales force consisting of 26 salespeople, including a sales manager and four supervisors. Each salesperson visits his/her accounts once per week. Additionally, M & M sells products in Manhattan, Brooklyn and Queens to other beverage distributors and beer and soda stores. Sales are primarily divided into four divisions: retail, chain stores, food service and distributor sales.

         Retail sales consist of sales to deli's, bodega's, mom & pop retail stores, gourmet stores, tobacco shops, health food stores, and convenience stores. Most beverages that are sold in these stores are kept in refrigerators for sale to retail customers. Approximately 55% of M&M's annual sales are sold to retail sales accounts. Chain store sales consist of sales to food supermarkets, drug store chains and department stores. Approximately 7% of M&M's annual sales are sold to chain store accounts. Food service sales consist of sales to corporate catering, corporate cafeterias, hotels, restaurants, gyms, health clubs and dance studios. Approximately 16% of M&M's annual sales are sold to food service accounts. Distributor sales consist of sales to other distributors. Approximately 19% of M&M's annual sales are sold to other distributors.

         A sales manager oversees all three divisions which are managed by a divisional supervisor. The sales manager and four sales supervisors meet every morning with the sales force and check to ensure they are prepared to properly service M&M customers.

         Orders are taken by the salespeople on a daily basis. Upon receiving the order it is input into a hand held computer. The orders are transmitted telephonically twice a day, directly into a computer at the M & M office, where the invoice is printed. The printed invoices are then sent to the routing department where they are routed for shipping. Each salesperson makes approximately 40 sales calls per day.

         After the orders are routed and manifested for the warehouse, the warehouse manager assigns warehouse employees to pull the products as set forth on the manifests. After the products are pulled it is loaded onto the trucks. All truck drivers are assigned a minimum of one helper on a daily basis.

The Beer Distribution Business

         As a result of the acquisition of substantially all of the assets of SB&S, M&M is currently the exclusive distributor in New York City of a number of beers including Holsten, Perry's Majestic, Wild Goose, La Brasserie Binchoise, La Brasserie Jeanne D'Arc, Brasal Bier, Maccabee and Zambezi. M&M also distributes Budweiser, Coors, Miller High Life and other popular brands. M&M buys the popular brands such as Budweiser, Coors and Miller High Life from authorized distributors and redistributes the product to its retail customers. M&M is not an exclusive distributor of any of such popular brands. M&M competes in the beer distribution business with such distributors as Phoenix Beverages, Budweiser, Coors of New York, Manhattan Beer and Prospect Beer. M&M is a niche brand distributor which also distributes microbrewed beers which is the fastest growing category in the beer industry.

Products

         The Company has developed two distinct product lines, one under its SunSprings(Trademark) trademark and one under its Taste of Jamaica(Registered) trademark. Currently, the Company has ceased developing and marketing the SunSprings(Trademark) line of beverages which was a sparkling water beverage with natural fruit and juice flavors.

         In order to expand its product line and respond to consumer preferences, the Company acquired, as of April 1, 1994, the Taste of Jamaica name and product concept from A. Alexander Watson. No other assets or liabilities were acquired from Mr. Watson. As consideration for these assets purchased from Mr. Watson, the Company hired Mr. Watson as its Manager of Marketing and Product Development and entered into a five year employment agreement with him. Under the terms of the Employment Agreement, Mr. Watson is entitled to an annual salary of $20,800 and a commission based upon all sales of Taste of Jamaica(Registered) products. To date, the Company has sold approximately [7,000] cases of Taste of Jamaica(Registered) products. M&M became acquainted with Mr. Watson several years ago when he contacted M&M to determine whether M&M was interested in distributing Jamaican sodas.

Packaging


         Previously, bottles were purchased from major glass manufacturers. However, the Company believes that by switching its products to 20 ounce plastic bottles, it can significantly reduce its bottling cost, while providing its customers with a larger beverage.

         The Company develops and markets products under the Taste of Jamaica(Registered) label. Taste of Jamaica is a Jamaican style soda produced in six island flavors: Ginger Beer, Kola Champagne, Pineapple, Cream, Grapefruit and Fruit Punch. The Company's products are distinctively packaged to attract consumer interest and establish a strong identity. The Taste of Jamaica(Registered) is produced in 20 oz. plastic bottles and has an "island" looking label giving it a friendly, relaxed look.

Production

         The Company owns the rights to all formulas utilized for its Taste of Jamaica products. Consequently, the Company may in the future choose to manufacture its products at different or additional production facilities. Production will be accomplished on a contractual basis utilizing independent bottlers ("packers") including those already providing such services to the Company. The role of bottlers is critical to production of the Company's beverages. The product is produced and bottled, packed in cases, and shipped to distributors by the bottlers. The Company also purchases the various flavors for its products from a third party.

         The Taste of Jamaica products are produced and bottled by Paul's Beverages. Under the agreement with Paul's, the Company pays a flat per case fee and Paul's provides the bottles, closures and labels and bottles the Company's beverages as well. The Company may develop relationships with other bottlers with such other facilities as it may find necessary in the future to produce its products.

Competition

         The Company faces significant competition in the marketing and sale of its Taste of Jamaica products from D & G soda, Old Tyme Soda and Goodo Soda. The Company's beverages compete with other beverages which have achieved significant national, regional and local brand name recognition and consumer loyalty. These products are marketed by companies with significantly greater financial, marketing, distribution, personnel and other resources than the Company, thereby permitting such companies to implement extensive advertising and promotional programs, both generally and in response to efforts by new competitors or products. Further, the beverage industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns.

         M&M faces significant competition from other distributors such as Coca Cola of New York, Pepsi Cola Bottling of New York, Canada Dry Bottling Company of New York, 7 UP and Snapple Beverages, Inc. M&M depends upon its distribution techniques and extensive product line to compete against other distributors. M&M has the ability to provide most types of non-alcoholic and snack products to retail establishments. M&M competes in the beer distribution business with such distributors as Phoenix Beverages, Budweiser, Coors of New York, Manhattan Beer and Prospect Beer. M&M is a niche brand distributor which also distributes microbrewed beers which is the fastest growing category in the beer industry.

Marketing

         The Company is currently focusing its consumer marketing efforts on the single serve cold bottle market. Since specialty food/beverage outlets account for a significant portion of beverage sales, the Company distributes its products through M&M to that category of outlets in New York City, including delicatessens, gourmet shops, grocery stores, discount clubs, vegetable markets, restaurants, convenience outlets, corporate and institutional feeders and "mom and pop" stores.

         As a multibrand distributor, M&M depends upon beverage manufacturers to market their beverages. When possible, M&M participates in promotional programs initiated by beverage producers.

Government Regulation

         The distribution and sale of the Company's products are subject to the U.S. Food, Drug and Cosmetic Act, and various other federal, state and local laws governing the production, sale, safety, advertising, labeling and ingredients of such products and the regulations promulgated thereunder by the United States Food and Drug Administration and other regulatory agencies. Although the Company believes it and its distributors and sub-distributors are in compliance with all material federal, state, and local governmental laws and regulations concerning the production, distribution and sale of the Company's products, there can be no assurance that the Company and its distributors and sub-distributors will be able to comply with such regulations in the future or that new governmental regulations will be introduced which would prevent or temporarily inhibit the sale of the Company's products to consumers. The Company is not aware of any pending legislation or regulation with which, if implemented, the Company would be unable to comply. M&M is required to be licensed as wholesale beer distributor by the United States Bureau of Alcohol, Tobacco and Firearms and the New York State Liquor Authority. The Company obtained such licenses in March 1995. In addition, each salesperson is required to obtain a solicitors permit from the New York State Liquor Authority. There can be no assurance that M&M will be successful in maintaining such licenses and permits, that M&M will be able to comply with applicable regulations in the future, or that individual employees will be successful in maintaining necessary licenses and permits.

Product Liability Insurance

         The Company has purchased product liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate. In addition, the

Company has a $3,000,000 umbrella liability policy. The Company believes that its present insurance coverage is sufficient for its current level of business operations.

Trademark

         The trademark SunSprings(Trademark) is the property of the Company. Although such trademark is not registered with the United States Patent and Trademark Office, the Company has the common law right to the use of such trademark on its labels and in the marketing of its products and the Company believes that such trademark does not infringe upon existing trademarks in the United States. On February 8, 1994, The Taste of Jamaica(Registered) trademark was registered with the United States Patent and Trademark office.

Seasonality

         Historically, the beverage industry in the New York metropolitan area experiences significantly higher demand for its products during the second and third quarters of the year. As a result, the Company receives in excess of 60% of its revenue during this period. Large variances in cash flow may make it more difficult for the Company to meet its fixed expenses in a timely manner. The inability to pay such expenses or a delay in paying such expenses could have a material adverse effect on the Company and its relationships with its suppliers.

Employees

         As of March 30, 1996, the Company employs 81 employees, 2 of whom are executive officers and are also officers of M&M. One of the executive officers is engaged in marketing, sales and operations and the other is the chief financial officer of the Company. As of January 15, 1996, M&M and the Subsidiaries employed 81 full time employees. None of the Company's employees are represented by a labor organization. The Company believes its relations with its employees are excellent.

Item 2.  PROPERTIES.

         The Company leases its executive offices and warehouse space from an unaffiliated third party at 134 Morgan Avenue, Brooklyn, New York at an annual base rent of $258,600 per year. The term of such lease expired in February, 1996. The Company is currently leasing the space on a month to month basis with monthly rent of $20,500. The Company also leases on a month to month basis office space at 141 West 41st Street in Manhattan for a monthly rent of $600.

Item 3. LEGAL PROCEEDINGS.

         The Company is not presently a party to any material litigation nor are any such proceedings pending or threatened.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 21, 1995, an annual meeting of stockholders (the"Annual Meeting") was held and the following matters were submitted for a vote of securityholders:

         The following directors were elected to the Board of Directors of the Company for a one (1) year term: Robert Sipper, Alfred Sipper, Hartley T. Bernstein and Bruce Logan. The first matter considered at the Annual Meeting was the election of the aforementioned four (4) directors to the Board of the Company for a one (1) year term. A majority of the shares of Series C Preferred Stock and Common Stock of the Company present in person or by proxy voted for the election of the four (4) Directors nominated by the management of the Company. Specifically, 1,318,172 shares, representing 97.4% of the issued and outstanding shares of Series C Preferred Stock voted for the election of the four 4 directors, and 3,942,189 shares, representing 85.9% of the issued and outstanding shares of Common Stock, voted for the election of the four (4) Directors.

         The second matter considered at the Annual Meeting was to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 3,000,000 shares to 6,00,000 shares, specifically increasing the number of authorized shares of Series C Convertible Preferred Stock from 2,800,000 to 5,800,000 shares. An affirmative vote of the holders of a majority of the shares of Preferred Stock and a majority of the shares of Preferred Stock and Common Stock voting together as a class in person and by proxy voted to approve the increase in the number of authorized shares of Preferred Stock. Specifically, 822,685 shares, representing 60.8% of the issued and outstanding shares of Series C Preferred Stock voted for the increase and 1,694,262 shares, representing 36.9% of that issued and outstanding shares of Common Stock voted for the increase, or approximately 57% of the total votes outstanding.

         The third matter considered at the Annual Meeting was to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 75,000,000 shares. An affirmative vote of the holders of a majority of the shares of Preferred Stock and Common Stock of the Company in person or by proxy voted to approve the increase in the number of authorized shares of Preferred Stock. Specifically, 1,290,837 shares, representing 95.4% of the issued and outstanding shares of Series C Preferred Stock voted for the increase and 3,638,101 shares, representing 79.3% of the issued and outstanding shares of Common Stock voted for the increase.

         The fourth matter considered at the Annual Meeting was to amend the Company's Certificate of Incorporation to change the name of the Company to "Bev-Tyme, Inc.". An affirmative vote of the holders of a majority of the shares of Preferred Stock and Common Stock of the Company in person or by proxy voted to change the Corporation's name. Specifically, 1,288,212 shares, representing 95.2% of the issued and outstanding shares of Series C Preferred Stock, voted for the name change and 3,829,654 shares, representing 83.4% of the issued and outstanding shares of Common Stock, voted for the name change.

         The fifth and final matter considered at the Annual Meeting was to ratify the appointment of Mortenson & Associates, P.C. as the Company's independent certified public accountants. An affirmative vote of the holders of a majority of the shares of Preferred Stock and Common Stock of the Company in person or by proxy voted to ratify the selection of Mortenson & Associates, P.C. Specifically, 1,315,542 shares, representing 97.2% of the issued and outstanding shares of Series C Preferred Stock voted for the appointment of Mortenson & Associates, P. C. and 3,909,476 shares, representing 85.2% of the issued and outstanding shares of Common Stock voted for the appointment of Mortenson & Associates, P.C.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock Units, Common Stock and Common Stock
Purchase

Warrants commenced trading on the NASDAQ SmallCap Market system on the effectiveness of the Company's initial public offering on January 29, 1993 in the form of Units, under the symbol "SUNSU," each consisting of two (2) shares of Common Stock (the "Common Stock") and one (1) redeemable Common Stock Purchase Warrant (the "Common Stock Warrants"). Effective January 29, 1993, the Common Stock and Warrant component parts of the Common Stock Units were separated and began trading under the symbols "SUNS" and "SUNSW," respectively. The Units, the Common Stock and the Common Stock Warrants are regularly quoted and traded on the NASDAQ SmallCap Market system. As of March, 1996, these securities traded under the symbols "BEVTU", "BEVT" and "BEVTW", respectively.

         The Company's Preferred Stock Units, Series C Convertible Preferred Stock (the "Preferred Stock") and Preferred Stock Purchase Warrants commenced trading on the NASDAQ SmallCap Market on the effectiveness of the Company's secondary public offering on May 15, 1995 in the form of Units, under the symbol "SUNSL,"each Unit consisting of one (1) share of Series C Convertible Preferred Stock and two (2) Series C Redeemable Preferred Stock Purchase Warrants. Effective June 15, 1995, the Preferred Stock and Preferred Stock Warrant components of the Preferred Stock Units were separated and began trading under the symbols "SUNSP" and "SUNSZ," respectively. These Units, Series C Preferred Stock and Preferred Stock Warrants are regularly quoted and traded in the Nasdaq SmallCap Market System. As of March, 1996, these securities traded under the symbols "BEVTL", "BEVTP" and "BEVTZ", respectively.

         The following table indicates the high and low bid prices for the Company's Common Stock Units, Common Stock and Warrants for the period from January 29, 1994 to December 31, 1995 and the Company Preferred Stock Units, Preferred Stock and Warrants for the period from May 12, 1995 to December 31, 1995 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions. As of March 29, 1996, the Company had 25 holders of record of its shares of Preferred Stock and 414 holders of record of its shares of Common Stock.

                               Common Stock         Common Stock Purchase Warrants        Common Stock Units
Year Ended December
31, 1994
                        High          Low           High           Low              High           Low
First Quarter*          $4.625        $3.75         $2.375         $1.50            $12.50         $9.25
Second Quarter          $4.156        $1.875        $1.75          $0.49            $9.50          $4.75
Third Quarter           $1.875        $5.63         $1.25          $0.125           $5.00          $1.25
Fourth Quarter          $0.9375       $0.281        $0.25          $0.0625          $1.25          $1.50

- ------
         *From January 29, 1993, the closing of the Company's initial public offering, through March 31, 1993.

                        Common Stock       Common Stock         Series C      Series C Preferred     Common Stock       Preferred
                                        Purchase Warrants1      Preferred       Stock Purchase          Units3        Stock Units2
                                                                 Stock2            Warrants2
Year Ended
December  31, 1995    High     Low      High      Low        High    Low      High      Low        High     Low      High    Low
First Quarter         $0.3125  $0.25    $0.0938   $0.0625                                          $0.875   $0.50
Second Quarter        $0.3438  $0.125   $0.0938   $0.0625    $7.8125 $5.00    $2.50     $1.375     $0.75    $0.625   $11.50  $5.50
Third Quarter         $0.3125  $0.0938  $0.0625   $0.0625    $8.125  $5.75    $2.375    $1.875                       $10.375 $9.625
Fourth Quarter        $0.25    $0.125                        $7.50   $5.75    $1.875    $1.00                        $10.375 $8.50

- --------
1 Common Stock Purchase Warrants ceased trading on August 2, 1995 and expired on
  January 29, 1996.
2 Commenced trading on May 12, 1995.
3 Common Stock Units ceased trading on June 20, 1995.

         On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two (2) shares of the Company's Common Stock.

         On March 29, 1996, the closing price of the Common Stock, Preferred Stock and Preferred Stock Warrants as reported on the NASDAQ SmallCap Market System were $.0625, $7.125 and $1.50, respectively. The Company's Common Stock

Units, Common Stock Warrants and Preferred Stock Units were delisted from the NASDAQ on June 20, 1995, August 2, 1995 and March 11, 1996 respectively.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Year ended December 31, 1995 compared with the year ended December 31, 1994

The following discussion of the Company's financial condition as of December 31, 1995 and results of operations for the years ended December 31, 1995 and 1994, includes Bev-Tyme, Inc. and its wholly-owned subsidiaries [collectively, the "Company"] and should be read in conjunction with the Consolidated Financial Statements and Notes appearing elsewhere in this 10-KSB.

Business Structure

Bev-Tyme, Inc. ["Bev-Tyme"], is engaged in the business of developing and marketing beverage products and is also engaged in the business of distributing and selling beverage and snack products to grocery stores, supermarket chains, restaurants and corporate cafeterias. In 1995, the Company also commenced distributing beer and other malt beverages. Because of increased competition in the "New Age" beverage market and continuing operating losses related to the sale of its SunSprings(Trademark) beverage products, the Company increased its focus on its beverage and snack food distribution. In March 1994, the Company acquired the remaining 49% interest in the Combined Subsidiaries from Alfred Sipper, in exchange for 600,000 newly issued shares of New Day's common stock and $250,000 payable at the Company's option in cash or common stock over a period of sixteen months [the "M&M Debt"].

The Company believes that the purchase of M&M enhances its soft drink distribution capabilities, gives the Company more control over distribution of its own products in the significant New York City metropolitan area market, and enables the Company to test new product concepts and remain abreast of current market trends.

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

Results of Operations


For the year ended December 31, 1995, the Company had a loss from operations of $3,775,882 and a net loss of $3,826,230 [$.90 per share], as compared to a loss from operations of $1,157,297 and a net loss of $1,192,542 [$.34 per share] for the year ended December 31, 1994. The primary reason for the increase of approximately $1,600,000 in net loss is the compensation expense in 1995 of approximately $1,200,000 resulting from the issuance of the Company's common and preferred stock and the Company's reduced gross profit of approximately $300,000.

The change in the elements of revenues and expenses reflect the Company's shift to primarily focusing on the distribution of beverage products rather than the manufacturing and marketing of its SunSprings(Trademark) products.

For the year ended December 31, 1995, the Company's gross profit was $1,756,430 or 14% as compared to $2,043,291 or 21% in 1994. The change in the gross profit percentage was attributable to a change in the Company's product mix, primarily resulting from the beers and malt beverages. The Company intends to de-emphasize the sale of common beer and increase the focus on the sale of imported and microbrewed beers. Additionally, the Company liquidated a large amount of its "closeout" products in 1995 and does not anticipate a large amount of closeouts in 1996.

Selling, advertising and promotion expense for 1995 and 1994 amounted to $1,128,782 and $913,762, respectively, and primarily consisted of salesmen's salaries, commissions and related expenses of the companies' distribution sales force.

General and administrative expenses in 1995 were $2,405,738 or 19% of net sales as compared to $1,773,076 or 18% of net sales in 1994. General and administrative expenses in 1995 included compensation and related payroll taxes of approximately $900,000, rent and related office expenses of $250,000 and insurance expense of approximately $260,000. General and administrative expenses in 1994 included compensation and related payroll taxes of approximately $492,600 [which included $269,000 of compensation related to stock options recorded in the first quarter of 1994 offset by an adjustment of 340,000 due to the relinquishment of these options], rent and related office expenses of approximately $824,800 and insurance expense of approximately $303,300.

Because of the Company's severe cash shortages and numerous unsuccessful attempts at finding traditional debt financing, the Company entered into bridge financing which resulted in a total non-cash financing cost of $580,000 [$193,350 in 1994 and $386,650 in 1995]. This represented the fair value assigned to the Bridge Units issued upon conversion of the Convertible Bridge Notes. The effective annual interest rate on these Bridge Loans was approximately 300%.

Interest expense relates primarily to commercial loans on the transportation equipment.


Liquidity and Capital Resources

For the year ended December 31, 1995, the Company utilized approximately $715,000 in operating activities. This utilization was primarily attributable to the net loss of approximately $3,800,000 as adjusted for non-cash transactions of approximately $2,100,000.

The Company utilized approximately $800,000 from net investing activities during 1995. This was primarily attributable to the acquisition of the net assets of SB&S for approximately $526,000 and acquisition of equipment for approximately $250,000.

The Company generated $1,581,219 from net financing activities during 1995. This was primarily attributable to the net proceeds of $1,688,787 from the Series C Preferred Stock Offering.

At December 31, 1995, the Company had a working capital deficit of approximately $260,000 reflecting primarily the excess of accounts payable, accrued expenses over cash, accounts receivable and inventory. The Company's cash balance at December 31, 1995 was $153,714.

For the year ended December 31, 1994, the Company utilized $1,176,523 in operating activities, utilized $149,062 in investing activities and generated $664,480 in net financing activities. The Company generated $416,503 from financing activities during the first quarter 1994. This was attributable primarily to the net proceeds of approximately $375,000 from the Company's issuance of warrants. The Company also raised an additional $12,890 through the exercise of bridge units and $118,171 from the proceeds from sale of its common stock. This represented a decrease of $661,105 in cash and cash equivalents since December 31, 1993. The funds utilized in operating activities were attributable primarily to the $1,192,542 net loss for the period.

Year ended December 31, 1995 compared with the year ended December 31, 1994

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

In November 1995, the Company issued to certain employees and the directors of the Company options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share for services to be rendered in 1996. None of such options have been exercised.

In February 1996, the Company engaged a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures and other strategic business initiatives. In exchange for services to be performed by the consultant, the Company issued options to purchase an aggregate of 300,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share.

Year ended December 31, 1995 compared with the year ended December 31, 1994

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

New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure about Fair Value of Financial Instruments," which is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 107, as amended by FAS No. 119, "Disclosure About Derivative Financial Instruments in Debt and Equity Securities," on January 1, 1996. Adoption of SFAS No. 107 and SFAS No. 119 is not expected to have a material impact on the Company's financial position or results of operations.

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

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

Year ended December 31, 1995 compared with the year ended December 31, 1994

The FASB has also issued SFAS No. 123, Accounting for Stock-Based Compensation, in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial statement note disclosure purposes in any event. The accounting requirements of SFAS No. 123, are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Item 7.  FINANCIAL STATEMENTS.

         See Index to Consolidated Financial Statements on page F-1 for a listing of the Consolidated Financial Statements.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                   PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company are set forth below:

Name                                       Age       Position

Robert Sipper.......................        42       Chief Executive Officer,

                                                     President and Director

Hartley T. Bernstein..............          44       Director

Alfred Sipper......................         62       Director

Bruce Logan.......................          64       Director

Joseph Vigliarolo(1)...............         34       Chief Financial Officer

Robert Forst(2)......................       46       Chief Financial Officer


- -----------------
     (1)      Mr. Vigliarolo resigned in February 1996.
     (2)      Mr. Forst commenced working for the Company in March 1996.


         Robert Sipper has been a director of the Company since November 1993 and Chief Executive Officer and President of the Company since January, 1994. He graduated with a J.D. degree from Vermont Law School in 1978 and entered private practice, He was associated with Dubbs, Leopold, Davis & DePodwin, Attorneys at Law from 1979-1981. He became a partner in the law firm of Leopold & Sipper. Attorneys at Law, from 1981 to March 1989. In March, 1989, Mr. Sipper left the private practice of law and became Chief Operating Officer/Executive Vice President of Mootch & Muck, a position he holds today, which was the master Evian distributor for the Metropolitan New York - New Jersey territory as well as the distributor of many other beverages and selected specialty foods. Mr. Sipper established a subdistributor network for Evian and other products in this territory. In 1990, Mr. Sipper negotiated the sale of Mootch & Muck's Evian Master Distributor Agreement to Canada Dry Bottling Company of New York.

         Hartley T. Bernstein has been a Director since June, 1992 and is a member of the law firm of Bernstein & Wasserman specializing in corporate and securities law. Mr. Bernstein graduated from Columbia University with a B.A. in 1973 and received his J.D. from New York University School of Law in 1976. He was associated with the firm of Parker Chapin Flattau & Klimpl from

1976-1977, served as an Assistant District Attorney for New York County from 1977-1979 and was associated with the law firm of Guggenheimer & Untermyer from 1979-1982. In 1982, Mr. Bernstein formed his own law practice which subsequently merged with his present firm. Mr. Bernstein also serves as a director of PDK Labs Inc., and Futurebiotics, Inc., each a public company. Mr. Bernstein has served as a director of Celebrity Resorts, Inc. from November 20, 1989 to February 27, 1992. Mr. Bernstein also served as a director of DreamCar Holdings, Inc., commencing July 13, 1989 and ending as of August 1992. Mr. Bernstein is a member of the adjunct faculty of Yale Law School where he teaches a course in securities law and has served previously on the adjunct faculties of New York Law School and Mercy College. He is also an instructor at the National Institute of Trial Advocacy and a member of the Boards of Arbitration of the National

Association of Securities Dealers, Inc. and the New York Stock Exchange. Mr. Bernstein serves as a commentator on securities law matters on the nationally syndicated Business Radio Network and Money Radio. The law firm of Bernstein & Wasserman, of which Mr. Bernstein is a partner, has acted as legal counsel to the Company and has represented the Underwriter on matters unrelated to this offering.

         Joseph Vigliarolo, a certified public accountant, was the Chief Financial Officer, Senior Vice President and Secretary of the Company from May 1994 to February 1996 when he resigned. He also held the position, since February of 1993, of Chief Financial Officer of the Company's wholly owned subsidiary, Mootch and Muck, Inc.. He was associated with the accounting firm of Ganer & Ganer from November 1983 to August 1985 and November 1990 to August 1991, was with the accounting firm of Chassin, Levine and Rosen from August 1985 to November 1986 and was a Manager at the accounting firm of Ernst & Young from November 1986 to May 1989. Mr. Vigliarolo also worked at the New York Chiropractic College as Controller and Assistant Treasurer from May 1989 to May 1990. Mr. Vigliarolo worked for the investment banking firm of Whyte Lyon & Co. from August 1991 to February 1993. In 1991, Mr. Vigliarolo was declared personally bankrupt by the United States Bankruptcy Court, Mr. Vigliarolo received his undergraduate degree from Boston College.

         Bruce Logan, has been a director of the Company since August 1994. Since 1991, Mr. Logan has been the chairman of New York Media, Inc., a New York City based producer of custom publications, and newsletters for the restaurant industry. Mr. Logan co-founded Magazine Networks and it was subsequently sold to 3M Corporation. Mr. Logan is currently Chairman of New York Hospital's Community Advisory Board.

         Alfred Sipper, has been a director of the Company since March 1994. Mr. Sipper has been President of Mootch & Muck, Inc. since 1977 and was President of PIK Groceries, Inc. from 1952 until 1983.

         Robert Forst, has been the Chief Financial Officer of the Company since March 1996. Mr. Forst was Controller of Empire Taxi and Limo Co. from August, 1985 through August, 1995. Mr. Forst was the Assistant Controller of Value Line, Inc. from July, 1979 through July, 1985. He also worked for Americana Hotels, Inc. from June 1972 through July 1979. Mr. Forst received his undergraduate degree from St. John's University.

         There are no family relationships among any of the directors or executive officers of the Company, except that Alfred Sipper, a director of the Company and Chief Executive Officer of Mootch & Muck, Inc., is the father of Robert Sipper, President and Chairman of the Board of the Company and Chief Operating Officer of Mootch & Muck. The Company pays its directors who are not also employees of the Company $500 for each meeting attended and reimburses such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. In November 1993, the board suspended the payment of director's fees indefinitely. Directors are elected annually at the

Company's regular annual meeting of stockholders.

         In May, 1995, the Company issued to certain of the Company's officers, directors and employees options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share, all of which shares were registered with the Securities and Exchange Commission on Form S-8 for sale to the public. In October, 1995, all of such options were exercised.

         In November 1995, the Company issued to certain employees and the directors of the Company options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share for services to be rendered in 1996. None of such options have been exercised.

         Compliance with Section 16(a) of
         The Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Except as provided below, to the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the years ended December 31, 1994 and December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION.
         The following table sets forth the compensation paid to the Named Executive Officers for the calendar years ending December 31, 1995, December 31, 1994 and December 31, 1993.

                          Summary Compensation Table

                                        Annual Compensation Awards                   Long-Term Compensation
        (a)                         (b)       (c)         (d)                      (e)                      (f)

                                                     Other Annual            Restricted                Stock Option
Name and Principal Position         Year    Salary   Compensation               Award                     Grants
Robert Sipper, President and        1995   $ 95,457                                                       150,000
  Chief Executive Officer           1994   $ 87,333       --                     --                        75,000


Marshall Becker, President          1993   $140,192       --                     --                           --
  and Chief Executive               1992     62,790       --                     --                        67,259
  Officer(1)                        1991      ---       $41,052                  $42,000                      --

Alfred Sipper                       1995    155,235                                                       150,000
  President and Chief               1994   $142,024       --                     --                        75,000
  Executive Officer of              1993   $124,685       --                     --                           --
  Mootch & Muck, Inc. (2)

(1) Resigned as Chairman of the Board and Chief Executive Officer on January 7, 1994. Of the 67,259 stock options granted 40,299 options did not vest as of the date of Mr. Becker's resignation. Mr. Becker has waived all rights to the remaining stock options. In April 1991, Mr. Becker received 84,996 shares of restricted stock in exchange for services rendered.

(2) Mootch & Muck, Inc. became a subsidiary when the Company acquired a 51% interest in May 1993. Prior to that Mootch & Muck, Inc. was an unaffiliated company.

         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

                     Option/SAR Grants In Last Fiscal Year


                               Number of          Percent of Total      Exercise or
                               Securities       Options/SARS Granted    Base Price
                               Underlying         to Employees in          ($/Sh)      Expiration
                             Options/SARS           Fiscal Year                            Date
Name                        Granted (#)(1)
Robert                           75,000                 9.1%               2.00       May 31, 2000
Sipper                           75,000                 9.1%               2.00       Nov. 30, 2000


                                                        9.1%               2.00       May 31, 2000
Alfred Sipper                    75,000                 9.1%               2.00       Nov. 30, 2000
                                 75,000

- ------------------------
         (1)     Options are exercisable for shares of Series C Preferred Stock.

Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values


      The following table sets forth certain information with respect to options exercised during the last fiscal year by the Company's Chief Executive Officer and the executive officers named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of the last fiscal year:

                             Shares                                 Number of Securities           Value of Unexercised in
                           Acquired on                Value        Underlying Unexercised         the Money Options/SARs at
        Name             Exercise (#)(1)            Realized $    Options/SARS at FY-End (#)            FY-End ($) (2)
        ----             ---------------            ----------    -------------------------       --------------------------
                                                    Exercisable   Unexercisable  Exercisable             Unexercisable
                                                    -----------   -------------  -----------             -------------
    Robert Sipper         75,000        168,750       --------     75,000        -------            375,000
                                                      --------                   -------
    Alfred Sipper         75,000        168,750       --------      75,000       -------             375,000
                                                      --------                   -------

- ----------------------

      (1)      Options are exercisable for shares of Series C Preferred Stock.
      (2) Based upon a closing bid price December 29, 1995 of $7.00 per share as reported by The Nasdaq Stock Market.

      The Company pays its directors who are not also employees of the Company $500 for each meeting attended and reimburses such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. In November 1993, the board suspended the payment of director's fees in order to conserve its working capital. Juan Metzger, formerly a director of the Company, was paid $1,000 per month under a consulting arrangement with the Company, pursuant to which Mr. Metzger advised the Company in the area of product distribution. Mr. Metzger resigned from the Board of Directors in April, 1994.

      On August 5, 1994, the Company issued options to purchase 75,000 shares of Common Stock at $.69 per share (the fair market value of the Company's Common Stock on the date of grant) to certain members of senior management and to each of the members of the Company's Board of Directors.

      In May 1995, the Company issued to certain officers and directors options to purchase an aggregate of 525,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share, all of which shares were registered with the Securities and Exchange Commission on Form S-8. In October, 1995, the holders thereof exercised such options.

      In November 1995, the Company issued to certain employees and the directors of the Company options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share for services rendered in 1996. None of such options have been exercised.

Employment Agreements

      On May 12, 1993, Mootch & Muck, Inc., the Company's wholly owned subsidiary, entered into a twelve (12) year full-time employment agreement with Alfred Sipper, which may be extended for two years at Mr. Sipper's option. Pursuant to the agreement, he will serve as President and Chief Executive Officer of M&M at an annual compensation of $140,000 per year, subject to cost-of-living adjustments, bonuses and salary increases based upon performance. As of May 12, 1995, Alfred Sipper's employment agreement with Mootch & Muck, Inc. was amended and restated. Pursuant to the terms of the amended and restated employment, (i) Mr. Sipper has agreed to serve as President and Chief Executive Officer of Mootch & Muck, Inc. until May 12, 2009, (ii) Mr. Sipper will receive an annual salary of $165,200 per year, plus an annual salary increase of 5% or such greater amount as determined by the Board of Directors of the Company based upon reasonable criteria. The Company also agreed to provide (i) an annual bonus of options to purchase (x) 75,000 shares of Series C Preferred Stock at an exercise price equal to 80% of the fair market value of the Company's Series C Preferred Stock at the time of grant and (y) 150,000 shares of Common Stock at an exercise price equal to 80% of the fair market value of the Company's Common Stock of the time of grant and (ii) to reimburse Mr. Sipper for all out-of-pocket business expenses, including automobile expenses up to $800 per month.

      On May 12, 1993, the Company entered into Employment Agreements with Robert J. Sipper, the Company's Chief Executive Officer and President, Khosrow Foroughi, the Company's Executive Vice President, and William Swedelson, the Company's Vice President of Sales. Each of the Agreements was for a period of four years and contained customary provisions regarding termination, confidentiality and reimbursement of bona fide business expenses. Mr. Sipper, Mr. Foroughi and Mr. Swedelson each received an annual salary of $85,750, $64,090 and $70,720, respectively, subject to increase by the Board of Directors based upon the Company's performance and other reasonable criteria.

      As of May 12, 1995, Robert Sipper's employment agreement with Mootch & Muck, Inc. was amended and restated. Pursuant to the terms of the amended and restated employment, (i) Mr. Sipper has agreed to serve as Senior Vice President and Chief Operating Officer of Mootch & Muck, Inc. until May 12, 2001, (ii) Mr. Sipper will receive an annual salary of $101,600 per year, plus an annual salary increase of 5% or such greater amount as determined by the Board of Directors of the Company based upon reasonable criteria. The Company also agreed to provide
(i) an annual bonus of options to purchase (x) 75,000 shares of Series C Preferred Stock at an exercise price equal to 80% of the fair market value of the Company's Series C Preferred Stock at the time of grant and (y) 150,000 shares of Common Stock at an exercise price equal to 80% of the fair market value of the Company's Common Stock of the time of grant and (ii) to reimburse

Mr. Sipper for all out-of-pocket business expenses, including automobile expenses up to $800 per month.

      As of May 12, 1995, William Swedelson's employment agreement with Mootch & Muck, Inc. was amended and restated. Pursuant to the terms of the amended and restated employment, (i) Mr. Swedelson has agreed to serve as Vice President - Sales of Mootch & Muck, Inc. until May 12, 2001, (ii) Mr. Swedelson will receive an annual salary of $83,800 per year, plus an annual salary increase of 5% or such greater amount as determined by the Board of Directors of the Company based upon reasonable criteria. The Company also agreed to provide (i) an annual bonus of options to purchase (x) 75,000 shares of Series C Preferred Stock at an exercise price equal to 80% of the fair market value of the Company's Series C Preferred Stock at the time of grant and (y) 150,000 shares of Common Stock at an exercise price equal to 80% of the fair market value of the Company's Common Stock of the time of grant and (ii) to reimburse Mr. Swedelson for all out-of-pocket business expenses, including automobile expenses up to $800 per month.

      As of April 1, 1994, the Company entered into an Employment Agreement with
A. Alexander Watson. Pursuant to the terms of the agreement, Mr. Watson serves as the Company's Manager of Marketing and Product Development on a full time basis for a period of five years. Mr. Watson is entitled to receive a base annual salary of $20,800 plus a monthly commission based upon sales of the Company's Taste of Jamaica(Registered) products.

Stock Option Plans and Agreements

      Incentive Option and Stock Appreciation Rights Plan--In November 1992, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1992 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and

Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs"), as well as non-qualified options and stock appreciation rights ("SARs").

      The Incentive Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, non-qualified options or SARs (in tandem with an option or freestanding) or a combination thereof, and the number of shares to be subject to such options and SARs.

      The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee not less than the fair market value of the Common Stock on the date the option is granted. Non-qualified options and freestanding SARs may be granted with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option.


      The total number of shares with respect to which options and SARs may be granted under the Incentive Option Plan is 75,000. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option or SAR may be granted under the Incentive Option Plan after November 24, 2002 and no option or SAR may be outstanding for more than ten years after its grant. Additionally, no option or SAR can be granted for more than five (5) years to a shareholder owning 10% or more of the Company's outstanding Common Stock.

      Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock, or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. SARs may be settled, in the Board of Directors' discretion, in cash, Common Stock, or in a combination of cash and Common Stock. The exercise of SARs cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SARs. Subject to certain exceptions, options and SARs may be exercised any time up to three months after termination of the holder's employment.

      The Incentive Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Incentive Option Plan may not be amended to increase the number of shares subject to the Incentive Option Plan, change the class of persons eligible to receive options or SARs under the Incentive Option Plan or materially increase the benefits of participants.

      The Company issued incentive options to purchase an aggregate of 60,000 shares of Common Stock to four sales management personnel. The options are exercisable at $1.00 per share for a period of four years commencing in August 1994.

      Non-Qualified Option Plan--In November 1992, the Directors and stockholders of the Company adopted the 1992 Non-Qualified Stock Option Plan (the "Non-Qualified Option Plan"). The purpose of the Non-Qualified Option Plan is to enable the Company to encourage key employees, Directors, consultants, distributors, professionals and independent contractors to contribute to the success of the Company by granting such employees, Directors, consultants, distributors, professionals and independent contractors non-qualified options. The Non-Qualified Option Plan will be administered by the Board of Directors or the Committee in the same manner as the Incentive Option Plan.

      The Non-Qualified Option Plan provides for the granting of non-qualified options at such exercise price as may be determined by the Board of Directors, in its discretion. The total number of shares with respect to which options may be granted under the Non-Qualified Option Plan is 125,000.


      Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. Subject to certain exceptions, options may be exercised any time up to three months after termination of the holder's employment.

      The Non-Qualified Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Non-Qualified Option Plan may not be amended to increase the number of shares subject to the Non-Qualified Option Plan, change the class of persons eligible to receive options under the Non-Qualified Option Plan or materially increase the benefits of participants.

      In August 1994, the Company issued to certain sales representatives an aggregate of 25,000 non-qualified options under the Non Qualified Option Plan. The options are exercisable at $1.00 per share for a period of four years commencing in August 1994.

Other Options

      In May, 1995, the Company issued to certain officers and directors options to purchase an aggregate of 525,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share, all of which shares were registered with the Securities and Exchange Commission on Form S-8. In October, 1995, the holders thereof exercised such options.

      In November 1995, the Company issued to the directors of the Company options to purchase an aggregate of 300,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share. None of such options have been exercised.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         The following table sets forth as of March 1, 1996, certain information with respect to the beneficial ownership of Common Stock and Series C Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:

                                              Shares of Common Stock                      Shares of Preferred Stock
                                        ----------------------------------             -------------------------------
                                            Amount            Approximate                  Amount          Approximate

Name and Address                         Beneficially        Percentage (%)             Beneficially      Percentage (%)
of Beneficial Owner                         Owned               of Class                    Owned            of Class
- -------------------                      -------------       ---------------                ------           --------
Robert  Sipper..................            75,000(1)               1.0                    75,000(2)          4.8
President and Chairman of
   the Board
c/o New Day Beverage
134 Morgan Avenue
Brooklyn, NY  11237

Hartley T. Bernstein...........             75,000(1)               1.0                    75,000(2)          4.8
Director
c/o Bernstein & Wasserman
950 Third Avenue
New York, NY 10022

Alfred Sipper ..................           150,676(1)               2.0                    75,000(2)          4.8
Director
c/o Mootch & Muck, Inc.
134 Morgan Avenue
Brooklyn, NY 11237

Bruce Logan...................              75,000(1)               1.0                    75,000(2)          4.8
Director
25 Central Park West
New York, NY 10023

All Officers & Directors                   375,676                  4.9                   300,000            16.6%
as a Group (4 Persons)

- --------------

    (1) Includes 75,000 shares of Common Stock issuable upon the exercise of 75,000 stock options at an exercise price of $0.69 per share.

    (2) Includes 75,000 shares of Series C Preferred Stock issuable upon the exercise of 75,000 stock options at an exercise price of $2.00 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In June 1991, M&M established a line of credit with Manufacturers Hanover Trust Company in the aggregate amount up to $250,000. In connection therewith, Alfred Sipper, a director of the Company and President of M&M, executed a Guarantee in respect of such line of credit. The Company repaid in May 1995 approximately $130,000, the total outstanding amount, under such line of credit with the proceeds from the secondary public offering.

      In June of 1992, the Company sold to New Day Investors Corp., a non-affiliated party ("New Day Investors") shares of its Common Stock equal to sixty-five (65%) percent of all outstanding stock of the Company pursuant to a stock sale agreement (the "Stock Sale Agreement") for $325,000 for the purpose of raising capital for the Company. None of the shareholders of New Day Investors were affiliated with the Company. In November 1992, New Day Investors Corp. distributed all of the shares of Common Stock of the Company held by New Day Investors Corp. to its shareholders on a prorated basis.

      On June 5, 1992, the Company sold to M&M five (5%) percent of its then outstanding stock for $25,000 for the purpose of raising capital for the Company. Pursuant to that agreement, M&M executed a promissory note to the Company, in consideration for the shares in the sum of $25,000 (the "Note"). M&M satisfied the Note in September of 1992. As of March 23, 1993, the Chief Executive Officer and President of M&M is also a director of the Company.

      In June through August 1991, the Company borrowed $135,000 from Morris Friedell, a principal shareholder of the Company, and the Company executed demand notes pursuant thereto, with interest payable quarterly at the rate of ten and one-half percent (10.5%) per annum.

      On March 12, 1992, Mr. Friedell agreed to convert the outstanding demand notes to promissory notes (the "Initial Notes") to be paid in equal quarterly installments of interest and principal over a two (2) year period with the first payment due on August 15, 1992, provided that all payments on said notes are to be made each quarter prior to the payment of any salaries. The Company paid all interest with respect to the Initial Notes up through June 30, 1992, and made the August 15, 1992 principal payment. On October 19, 1992, the Company reached an oral understanding with Mr. Friedell pursuant to which it shall deliver a promissory note to Mr. Friedell in substitution of the Initial Notes (the "Substitute Note") which provides that Mr. Friedell's loan shall be fully amortized over eighteen (18) months and accordingly, commencing November 15, 1992, Mr. Friedell shall receive quarterly payments of principal and interest with the final payment due on May 15, 1994. The promissory note provides further that the Company will withhold payments of salaries and bonuses to its officers if it fails to make any payment under the Substitute Note within ten (10) days of when due.

      In February 1992, Mr. Friedell agreed to pay the sum of $65,156.01, owed by the Company to Continental Glass & Plastic, Inc., the Company's bottle supplier. As a result, the Company executed a collateral note payable to Mr. Friedell dated February 13, 1992 in the sum of $65,156.01 with interest payable at the rate of eleven percent (11%) per annum until the debt is paid in full (the "Second Note"). The Second Note was guaranteed jointly and severally by Marshall E. Becker and Wilford L. Adkins, Jr. As further security, the Company agreed to assign to Mr. Friedell the proceeds of certain purchase orders from M&M, in the amount of $110,687.50. In addition, Mr. Friedell was granted a security interest with respect to all of the Company's accounts receivable, as reflected by a UCC-1 financing statement filed in the

State of Illinois. Any amount received by Mr. Friedell over the $65,956 from the M&M purchase orders was to be applied to reduce the outstanding interest and then principal due under the Initial Notes.

      Pursuant to this Agreement, Mr. Friedell received payments from M&M in the amount of $75,600 in 1992, which was used to satisfy the interest and principal balance of the Second Note and the balance of which was applied to the Initial Notes. In May 1993, the Company paid approximately $93,000 to Mr. Friedell in full satisfaction of all outstanding notes.

      In September 1992, the Company issued 200 shares of Series A Preferred Stock to unaffiliated parties in consideration of $200,000 in connection with a bridge financing. Upon the closing of the Public Offering, the Series A Preferred Stock was redeemed by the Company, at a price of $1,000 per share. As additional consideration, the Company issued to the purchasers of the Series A Preferred Stock an aggregate of 250,000 bridge units, which upon exercise thereof, entitled the holders to purchase an aggregate 250,000 bridge shares and 250,000 bridge warrants, for an aggregate purchase price of $125,000. All of the bridge units were exercised and the Company registered all 250,000 bridge shares and 250,000 bridge warrants and the shares of common stock underlying the bridge warrants.

      As of September 30, 1992, in order to raise capital, the Company sold to unaffiliated parties four (4) units, each unit consisting of twenty-five (25) shares of the Company's Series B Preferred Stock at a price of $25,000 per unit (the "Series B Units"). The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The Series B Preferred Stock had an annual dividend of 5% of the liquidation preference, or $50 per share. In addition, the Series B Preferred Stock provided that each share of the Series B Preferred Stock was convertible by its holder into one thousand (1,000) shares of Common Stock at any time commencing ninety (90) days after receipt of the Company of the subscription therefor. If the holder converted the Series B Preferred Stock on or before six (6) months from the holder's subscription for such Series B Preferred Stock, the holder was also entitled to receive 1,000 Warrants for each share of Series B Preferred Stock which was converted, which Warrants would have the same terms and conditions as the Warrants included in the Company's initial public offering. In accordance with its terms, the holders of all of the Series B Preferred Stock converted their shares into an aggregate of 100,000 common shares and 100,000 warrants in February 1993.

      In December 1992, the Company borrowed an aggregate of $150,000 from 11 individual lenders. The loan proceeds were used by the Company for working capital purposes. The loan bore interest at a rate of eight (8%) percent per annum and was payable upon the earlier of (i) December 23, 1993 or (ii) the closing of the Company's first public offering of securities. The loan was repaid with interest of $1,472 on February 5, 1993. As additional consideration for the Bridge Loan, the Company issued to the lenders an aggregate of 93,750 Bridge Units which upon exercise were issuable for an aggregate of 93,750 Bridge Shares and 93,750 Bridge Warrants for an aggregate price of $46,875. Simultaneously with the initial public offering, the Company registered all 93,750 Bridge Units, 93,750 Bridge Shares and 93,750 Bridge Warrants and the shares of Common Stock underlying the Bridge Warrants.

      On February 5, 1993 the Company completed an initial public offering of its securities whereby the Company sold 575,000 Units at $10 per Unit. Each Unit consists of two (2) shares of Common Stock and one Common Stock Purchase Warrant. The components of the Units became transferrable immediately upon completion of the initial public offering. Each Warrant entitles its holder to purchase one (1) share of Common Stock at a price of $6.00 per share through January 1996 and may be redeemed by the Company under certain conditions.

      In May 1993, Mootch & Muck, Inc., the Company's primary distributor of its SunsSprings products, approached the Company regarding a loan to fund certain of it working capital needs. If the Company was unable to provide funds to Mootch & Muck, Inc., the Company was advised that Mootch & Muck, Inc. would be forced to approach a competitor for financing. In such event, any acquiring competitor would have likely discontinued distribution of the Company's beverage products. Rather than make an unsecured loan, the Company elected to make an equity investment in Mootch & Muck, Inc., the primary distributor of its beverages.

      On May 12, 1993, the Company acquired a 51% interest in each of the three
(3) companies: Mootch & Muck, Bev-Tyme, and Irving Food Center, all of which were under the common control of Alfred Sipper who subsequently became, and currently is, a director of the Company, for an aggregate purchase price of $1,000,000 all the cash proceeds of which were invested in the Company. The purchase price was as a result of arms length negotiations and consisted of the conversion to equity of a $300,000 loan made by the Company to Mootch & Muck in March 1993, bearing interest at the rate of 9%, scheduled to mature on September 12, 1993, the payment of an additional $600,000 in cash which the Company had raised in its initial public offering and the issuance of a twelve-month note in the principal amount of $100,000 bearing interest at the rate of six (6%) percent per annum. The Company believes that the terms the Company received under this transaction were not less favorable to the Company than terms obtainable from an unaffiliated party, although it did not receive a valuation from any third party. On March 23, 1994, the Company agreed to offset the $100,000 note against a $100,000 loan made to M&M by the Company during 1993.

      Because of increased competition in the "New Age" beverage market and continuing operating losses in the sale of its SunSprings beverage products, the Company has intensified its focus on the beverage and snack food distribution. As a result, in March 1994, the Company acquired the remaining 49% interest in its subsidiaries, in exchange for 600,000 newly issued shares of the Company's Common Stock and $250,000 payable at the Company's option in cash or Common Stock over a period of sixteen (16) months (the "M&M Debt"). In addition, the seller,

Alfred Sipper, the President and founder of M&M, was entitled to receive an additional 200,000 shares of Common Stock if the Subsidiaries reported positive earnings before the payment of taxes for the year ended December 31, 1994 and an additional 200,000 shares of Common Stock if the Company reported not less than $100,000 in earnings before the payment of taxes for the year ended December 31, 1995. On October 28, 1994, the Company issued 50,676 shares of Common Stock as payment of $150,000 due and owing under the M&M Debt to Mr Alfred Sipper, a director of the Company and President of M&M. Under the terms of the original agreement, in the event that Mr. Sipper sold such shares and received less than $150,000 from the proceeds therefrom, the Company was obligated to issue Mr. Sipper sufficient number of additional shares of Common Stock so that the aggregate proceeds from both sales was not less than $150,000. The Company was obligated to register such shares for public sale. On February 13, 1995, the Company and Mr. Sipper amended their agreement so that Mr. Sipper would receive shares of Series C Preferred Stock and the Company would be relieved from all of its obligations to make future payments to Mr. Sipper and to register the shares of Common Stock previously issued to Mr. Sipper. Under the amended agreement, the Company issued to Mr. Sipper 83,333 shares of Series C Preferred Stock (the "Shares") (based upon an attributed value of $3.00 per share) and Mr. Sipper has released the Company from all of its obligations, include making payments in the future to Mr. Sipper. Further, in the event that Mr. Sipper receives within two years following the Effective Date aggregate, net proceeds in excess of $250,000, Mr. Sipper shall deliver such amount in excess of $250,000 to the Company and surrender for cancellation all of the remaining Shares held thereby, if any. The Company did not receive any valuation from any third party with respect to this transaction. Mr. Sipper sold such shares in 1995 and did not receive proceeds from the sale thereof in excess of $250,000 in the aggregate.

      On February 15, 1994, the Company entered into a consulting agreement with Marshall Becker, the Company's former Chief Executive Officer and director, pursuant to which (i) Mr. Becker would serve as an outside consultant to the Company in connection with the sale of the Company's SunSprings(Trademark) products for six months commencing on January 10, 1994, at the rate of $1,000 per week, (ii) Mr. Becker would be entitled to 50% of the net proceeds derived from international licensing of the SunSprings(Trademark) products, and (iii) Mr. Becker received an option exercisable before April 15, 1994 to purchase certain assets of the Company used in connection with the manufacturing, marketing and sale of the Registrant's SunSprings(Trademark) products for $1,150,000. The Company entered into the Consulting Agreement with Mr. Becker in order to have Mr. Becker continue his efforts to obtain international licensing agreements for the sale and distribution of the SunSprings products. The Company has not received any international licensing fees of any value, either as a result of Mr. Becker's efforts, or otherwise. Mr. Becker did not exercise his option to acquire certain assets of the Company, which option has expired. In addition, Mr. Becker's Consulting Agreement with the Company expired in July 1994.

      On February 2, 1994 the Company issued 1,500,000 warrants, at a price of $.25 per warrant to Morgan Steel Ltd and Davstar II. The warrants possess the same terms and conditions as those offered to the public in connection with the Company's initial public offering. Of the 1,500,000 warrants issued, 1,000,000 warrants have been surrendered by Morgan Steel, Ltd. for cancellation by the Company.

      The Company issued in February 1994, 75,000 shares of Common Stock to the law firm of Bernstein & Wasserman in consideration for legal services rendered. Hartley T. Bernstein, a director of the Company, is a partner of the law firm.

      On August 5, 1994, the Company issued an aggregate of 525,000 options to purchase shares of Common Stock at $.69 per share (the fair market value of the Company's Common Stock on the date of grant) to certain members of senior management and to each of the members of the Company's Board of Directors in order to compensate such persons for their contribution to the Company.

      In November and December 1994, the Company borrowed an aggregate of $200,000 from certain lenders (the "Bridge Lenders"), some of whom were previously lenders to, or investors in, the Company, or customers of the underwriter of the Company's initial public offering. In exchange for making loans to the Company, each Bridge Lender received two (2) promissory notes (the "Bridge Notes"). Certain Bridge Notes were in the aggregate principal amount of $180,000 (the "Principal Bridge Notes") and the other Bridge Notes were in the aggregate principal amount equal to $20,000 (the "Convertible Bridge Notes"). Each of the Bridge Notes bore interest at the rate of eight percent (8%) per annum. The Principal Bridge Notes were due and payable upon the earlier of (i) May 1, 1995 and (ii) the closing of the next underwritten public offering of the Company's securities, or the closing of this offering. The Company used a portion of the proceeds from its secondary offering to repay the Bridge Lenders. Each Bridge Lender had a Convertible Bridge Note convertible into a number of units ("Bridge Units") equal to the total dollar amount loaned to the Company by such Bridge Lender; provided however, that one Bridge Lender converted its Convertible Bridge Note into the total dollar amount loaned to the Company plus an additional 50,000 Bridge Units because such Bridge Lender surrendered 1,000,000 warrants exercisable for 1,000,000 shares of Common Stock. Such transaction was as a result of an arms length negotiation between the Company and such Bridge Lender. In February 1995, the Bridge Lenders converted the Convertible Bridge Notes into an aggregate of 250,000 Bridge Units. The registration statement filed in connection with the Company's secondary offering also related to the 250,000 Bridge Units held by the Bridge Lenders.

      As of February 1995, holders of a majority of the shares of the Company's outstanding Common Stock and Series C Preferred Stock voting together as a class, delivered to the Company written consents in lieu of a meeting of the stockholders of the Company adopting an amendment to the Company's certificate of incorporation (the "Amendment"). The Amendment authorized the increase of the number of authorized shares of Series C Preferred Stock from 1,000,000 shares to 3,000,000 shares.

      In February 1995, the Company agreed to issue 33, 892 shares of Series C Preferred Stock to Alfred Sipper in exchange for the cancellation by Mr. Sipper of certain indebtedness of M&M in the aggregate principal amount of $101,675. In February 1995, the Company also borrowed $45,000 from Alfred Sipper which the Company repaid in June 1995.

      On May 15, 1995, the Company completed a secondary public offering pursuant to which the Company sold 460,000 Units ("Preferred Stock Units") to the public at $5.00 per Unit. Each Preferred Stock Unit consisted of one (1) share of Series C Convertible Preferred Stock ("Preferred Stock") and two (2) Series C Preferred Stock Purchase Warrants ("Preferred Stock Purchase Warrants"). Each share of Series C Preferred Stock is convertible at the option of the holder, at any time after May 15, 1996, into a number of shares of the Company's Common Stock, $.0001 par value per share, equal to the price of the Units offered in the Secondary Public Offering divided by the fair market value of Common Stock as of May 15, 1995. The Series C Warrants entitle the registered holder thereof to purchase one (1) share of Series C Preferred Stock at an exercise price of $6.00 per share through May 15, 2000 and may be redeemed by the Company under certain conditions. To date, none of the Preferred Stock Warrants have been exercised or redeemed.

      In May, 1995, the Company issued to the Company's officers, directors and employees options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share, all of which shares were registered with the Securities and Exchange Commission on Form S-8 for sale to the public. In October, 1995, all of such options were exercised.

      In November 1995, the Company issued to certain employees and the directors of the Company options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share for services to be rendered in 1996. None of such options have been exercised.

      In December 1995, the Company borrowed $309,000 form Alfred Sipper, $50,000 of which was repaid in December 1995, and $259,000 plus 5.75% interest was repaid in January 1996.

      In February 1996, the Company engaged a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures and other strategic business initiatives. In exchange for services to be performed by the consultant, the Company issued options to purchase an aggregate of 300,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share.

      On October 26, 1995, the Company entered into a letter of intent to acquire Riverosa Company, Inc. ("Riverosa"), a corporation engaged in the sale and marketing of Perry's Majestic Beer, for the sum of $250,000. As part of that understanding, the Company agreed that Riverosa or its successors would enter into a three (3) year employment agreement with Mark Butler, Riverosa's President, at an annual salary of $25,000 year, subject to appropriate increase in the event Riverosa (or it successors) successfully completes an initial public offering of its securities resulting in net proceeds in excess of $2,000,000. The Employment Agreement would also provide for an annual bonus as well as stock options based upon performance. In January 1996, the Company assigned its rights under the letter of intent to Perry's Majestic Beer, Inc., a subsidiary of the Company ("Perry's Majestic"), which entered into a definitive agreement with Riverosa on March 29, 1996, pursuant to which the Company agreed to pay the sum of $250,000 to acquire Riverosa. The closing is contingent upon, among other things, the receipt of all necessary consents, permits and government approvals. Mark Butler, one of the principal shareholders of Riverosa was appointed to the board of directors of Perry's Majestic on April 1, 1996. A contract deposit of $150,000 was paid into escrow upon execution of the agreement and the balance of $100,000 is payable by the issuance of a promissory note. The promissory note is payable upon the earlier of (i) one year from the date of issuance or (ii) the closing of the closing of initial public offering of Perry's Majestic.

      In January 1996, the Perry's Majestic issued an aggregate of 2,500,000 shares of its common stock to seven (7) parties for total consideration of $50,000. In March 1996, Perry's Majestic issued to the Company 500,000 shares of convertible Series A Preferred Stock and 7,000,000 shares of Series B Preferred Stock for $150,000 and 400,000 shares of the Company's Series C Preferred Stock. As a result of these transactions, the Company holds approximately 75% of the voting stock of Perry's Majestic.

      In March, 1996, Perry's Majestic borrowed an aggregate of $150,000 from seven (7) unaffiliated lenders (the "Bridge Lenders"). In exchange for making loans to Perry's Majestic, each Bridge Lender received a promissory note (the "Bridge Note"). Each of the Bridge Notes bears interest at the rate of eight percent (8%) per annum. The Bridge Notes are due and payable upon the earlier of
(i) July 31, 1996 or (ii) the closing of an initial underwritten public offering of the Perry's Majestic's securities. Perry's Majestic intends to use a portion of the proceeds of its initial public offering to repay the Bridge Lenders. The Bridge Lenders have the right to receive a total of 3,000,000 Class A Warrants of Perry's Majestic. Perry's Majestic entered into the bridge financing transactions because it required additional financing and no other sources of financing were available to it at that time. Further, Perry's Majestic agreed to register the Class A Warrants issuable in connection with the Bridge Loans and the shares of Common Stock underlying the Class A Warrants in the first registration statement filed by the Company following the date of the loan.

      On April 11, 1996, Perry's Majestic filed a registration statement on Form SB-2 with the Securities and Exchange Commission which provided for the registration of Units consisting of two (2) shares of Common Stock and one Class A Warrant by Perry's Majestic and the concurrent offering of securities by certain selling securityholders ("Selling Securityholders"). Perry's Majestic is registering, under the primary prospectus, 345,000 Units (including 45,000 Units subject to an over-allotment option granted to the underwriter), 690,000 shares of Common Stock, 345,000 Class A Warrants and 345,000 shares of Common Stock issuable upon the exercise of the Class A Warrants. Perry's Majestic is registering on behalf of the Selling Securityholders, under an alternate prospectus, (i) 1,850,000 shares of Common Stock, and (ii) 3,000,000 Class A Warrants issuable upon conversion of the Bridge Notes.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

Item a.     EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

      The following financial statements are included in Part II, Item 7:

Index to Financial Statements

Report of Independent Certified Public Accountants                [F-1]

Consolidated Balance Sheet as of December 31, 1995                [F-2]

Consolidated Statements of Operations for the years ended
  December 31, 1995 and 1994                                      [F- 3]

Consolidated Statements of Stockholders' [Deficit] for the years
  ended December 31, 1995 and 1994,                               [F-4 - F-5]

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995 and 1994,                                     [F-6 -F-8]

Consolidated Notes to financial statements                        [F-9-F-17]

(a) (2)        Exhibits

      A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

  *1.01        Revised Form of Underwriting Agreement.

  *1.02        Revised Form of Agreement Among Underwriters.

  *1.03        Revised Form of Selected Dealers Agreement.

   1.04        Form of Series C Preferred Unit Underwriting Agreement.

   1.05        Agreement Among Underwriters

   1.06        Selected Dealers Agreement

  *3.01        Certificate of Incorporation of the Company filed on August 6,
               1992.

  *3.02 Certificate of Amendment of Certificate of Incorporation of the Company filed August 31, 1992.


  *3.03        By-Laws of the Company.

   3.04        Form of Certificate of Designation of Series C Preferred Stock.

  *3.05        Form of Certificate of Designation of Series B Preferred Stock.

  *4.01        Specimen Certificate for Shares of Common Stock.

  *4.02        Specimen Certificate for Shares of Series A Preferred Stock.

  *4.03        Specimen Certificate for Shares of Series B Preferred Stock.

  +4.04        Specimen Certificate for Shares of Series C Preferred Stock.

  *4.05        Revised Form of Warrant Agreement by and among the Company, J.
               Gregory & Company, Inc. and American Stock Transfer & Trust Company.

  *4.06        Specimen Certificate for Warrants.

  *4.07        Revised Form of Underwriters' Unit Purchase Option.

  *4.08        Form of Lockup Letter with Selling Stockholders.

  *4.09        Form of Lockup Letter with Officers, Directors and other
               Shareholders.

   4.10        Form of Series C Preferred Stock Warrant Agreement.

   4.11        Series C Preferred Unit Purchase Option

  +4.12        Specimen Certificate for Series C Preferred Warrants.

  *5.01        Opinion of Brandeis, Bernstein & Wasserman.

 ****5.02      Opinion of Bernstein & Wasserman

*10.01 Form of Distribution Agreement of Mootch & Muck, Inc. dated October 30, 1991, as amended by letter dated February 26, 1992.

*10.02 Stock Sale Agreement by and between Company and the Company Investors dated June 8, 1992.

*10.03         Form of Employment Agreement of Marshall Becker.

*10.04         Form of Employment Agreement of Gary Kaufman.

*10.05         Form of Employment Agreement of Wilford Adkins, Jr.

*10.06         Form of Brokerage Agreement with H & H Day Brokerage.


*10.07 Form of Option Agreement by and between the Company and Marshall Becker.

*10.08         Form Option Agreement by and between the Company and Wilford
               Adkins, Jr.

*10.09         Form of Option Agreement by and between the Company and Gary
               Kaufman.

*10.10         Loan Documents with respect to $135,000 Loan from Morris
               Friedell.

*10.11         Loan Documents with respect to $65,956.01 Loan from Morris
               Friedell.

*10.12 Revised Form of Financial Consulting Agreement by and between the Company and J. Gregory & Company, Inc.

*10.14         Lease for office space at 625 Michigan Avenue, Chicago, Illinois.

*10.15         Form of Incentive Stock Option Plan.

*10.16         Form of Non-Qualified Stock Option Plan.

*10.17 Form of Voting Trust Agreement with respect to the Company's Common Stock owned by Kial, Ltd.

*10.18 Form of Voting Trust Agreement with respect to the Company's Common Stock owned by K.A.M. Group, Inc.

*10.19 Stock Purchase Agreement by and between the Company and Mootch & Muck dated June 5, 1992.

*10.20         Form of Bridge Loan Documents.

*10.21 Form of Amendment to Option Agreement by and between the Company and Marshall Becker.

*10.22 Form of Amendment to Option Agreement by and between the Company and Wilford Adkins, Jr.

*10.23 Form of Amendment to Stock Sale Agreement by and between Company and the Company Investors dated June 8, 1992

**10.24        Form of Employment Agreement of Howard Shapiro.
**10.25        Form of Option Agreement by and between the Company and Howard
               Shapiro.

**10.26        Agreement of Subordination and Security Agreement dated March

               12, 1993 by Alfred Sipper.
**10.27 Shareholder's Agreement and Irrevocable Proxy dated as of May 12, 1993 by and between Alfred Sipper, M&M and the Registrant.

**10.29 Letter Agreement and Irrevocable Proxy dated as of May 12, 1993 by and between the Registrant and M&M.

 *10.30        Form of Employment Agreement with Alfred Sipper.

 o10.31        Consulting Agreement by and between the Company and Marshall E.
               Becker, dated February 15, 1994.

 o10.32 License Agreement by and between the Company and Ahmadi Industries, W.C.C. dated November 30, 1993.

 o10.33 Agreement and Plan of Merger by and between the Company M&M Acquisition Corp., Alfred Sipper, Bev-Tyme, Inc. and Mootch & Muck, Inc., dated March 1994.

**10.34 Secured Convertible Loan Agreement dated March 12, 1993 by and between New Day Beverage, Inc. and Mootch & Muck, Inc.

**10.35        Guarantee of Payment dated March 12, 1993 by Alfred Sipper.

**10.36 Non-Negotiable Note in the principal amount of $300,000 dated March 12, 1993 from New Day Beverage, Inc. to Mootch & Muck, Inc.

**10.37 Security Agreement dated March 12, 1993 by and among New Day Beverage, Inc., Mootch & Muck, Inc. and Bev-Tyme, Inc.

**10.38 Agreement of Subordination and Security Agreement dated March 12, 1993 by Alfred Sipper.

 o10.39 Purchase Agreement among M&M, Sclafani Beer and Soda Distributors, Inc. and John Sclafani.

   10.40 Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Mootch & Muck, Inc. and Alfred Sipper.

   10.41       Consulting Agreement between the Company and Harold Yordy.

   10.42       Consulting Agreement between the Company and James Solakian.

   10.43       Consulting Agreement between the Company and Jack Maguire.

  *21.01       List of Subsidiaries of the Registrant as of December 31, 1993.


* Incorporated by reference to Registrant's Registration Statement on Form SB-2, and amendments thereto, Registration No. 33-53748C declared effective on January 29, 1993.

**  Incorporated by reference to Registrant's Form 8-K, dated March 17, 1993.

*** Incorporated by reference to Registrant's Form 8-K, dated May 1993.

  o Incorporated by reference to the Registrant's Registration Statement on Form SB-2 declared effective in February 1994.

  o Incorporated by reference to the Registrant's Form 8-K filed with Securities and Exchange Commission on December 2, 1994.

+ Incorporated by reference Form SB-2 filed with the Securities and Exchange Commission on December 15, 1994

++ Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on December 15, 1994.

(b) A report on Form 8-K was filed on behalf of the Company during the last quarter of the period covered by this report. On January 4, 1996, a Form 8-K was filed with the Securities and Exchange Commission reporting on Item 5 of the Form 8-K, the annual meeting of the Company's stockholders held on December 21, 1995.

BEV-TYME, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page to Page
                                                               ------------
Item 7.   Financial Statements

Independent Auditor's Report.................................    F-1....

Consolidated Balance Sheet as of December 31, 1995...........    F-2....

Consolidated Statements of Operations for the years ended
December 31, 1995 and 1994...................................    F-3....

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1995 and 1994.......................    F-4....  F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1995 and 1994 ..................................    F-6....  F-8

Notes to Consolidated Financial Statements...................    F-9....  F-17

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................


                               ................

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
  Bev-Tyme, Inc.
  New York, New York

            We have audited the accompanying consolidated balance sheet of Bev-Tyme, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bev-Tyme, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that Bev-Tyme, Inc. and subsidiaries will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       MORTENSON AND ASSOCIATES, P. C.
                                        Certified Public Accountants.

Cranford, New Jersey
March 21, 1996
[Except for Note 17C
as to which the date is
April 11, 1996]

Item 7.  Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1995.

Assets:
Current Assets:
  Cash                                                        $   153,714
  Accounts Receivable - Net                                       704,870
  Inventory                                                       780,938
  Prepaid Expenses                                                153,955
  Stock Subscription Receivable                                 1,050,000
                                                              -----------

  Total Current Assets                                          2,843,477
Property and Equipment - Net                                      867,752
                                                              -----------

Other Assets:
  Restricted Cash                                                   5,073
  Security Deposits                                                48,096
  Goodwill - Net                                                2,924,863
  Other Assets                                                      3,751
  Deferred Costs                                                1,155,000
                                                              -----------

  Total Other Assets                                            4,136,783
                                                              -----------

  Total Assets                                                $ 7,848,012
                                                              ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                            $ 2,200,468
  Accrued Expenses                                                289,239
  Payroll and Corporate Income Taxes Payable                      254,699
  Notes Payable                                                    97,937
  Loan Payable - Shareholder                                      259,000
                                                              -----------

  Total Current Liabilities                                     3,101,343
                                                              -----------
Long-Term Debt:
  Notes Payable                                                   322,952
                                                              -----------
Commitments and Contingencies [12]                                     --
                                                              -----------
Stockholders' Equity:
  Series C Convertible Preferred Stock - Authorized
    5,800,000 Shares, 1,352,225 Shares Issued and

    Outstanding, Par Value of $.0001                                  135

  Common Stock - Authorized 75,000,000 Shares, 4,587,759
    Shares Issued and Outstanding, Par Value of $.0001                458

  Additional Paid-in Capital                                   13,361,845

  Accumulated [Deficit]                                        (8,938,721)
                                                              -----------
  Total Stockholders' Equity                                    4,423,717
                                                              -----------
  Total Liabilities and Stockholders' Equity                  $ 7,848,012
                                                              ===========

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years ended
                                                            December 31,
                                                        1 9 9 5       1 9 9 4
                                                        -------      -------

Sales - Net                                           $12,730,722  $ 9,773,013

Total Cost of Goods Sold                              10,974,292     7,729,722
                                                      ----------   -----------

  Gross Profit                                         1,756,430     2,043,291
                                                      ----------   -----------

Selling, General and Administrative Expenses:
  Selling, Advertising and Promotion                   1,128,782       913,762
  Amortization of Goodwill                               387,892       320,400
  General and Administrative Expenses                  2,405,738     1,773,076
  Compensation Expense - Issuance of Stock             1,223,250            --
  Amortization of Financing Costs                        386,650       193,350
                                                      ----------   -----------

  Total Selling, General and Administrative Expenses   5,532,312     3,200,588
                                                      ----------   -----------

  [Loss] from Operations                              (3,775,882)   (1,157,297)
                                                      ----------   -----------

Other [Income] Expense:
  Interest Expense                                        50,422        41,454
  Interest Income                                            (74)       (6,209)
                                                      ----------   -----------

  Other Expense [Income]  - Net                           50,348       (35,245)
                                                      ----------   -----------

  [Loss] Before Provision for Income Taxes            (3,826,230)   (1,192,542)

Provision for Income Taxes                                    --            --
                                                      ----------   -----------

  Net [Loss]                                          $(3,826,230) $(1,192,542)
                                                      ===========  ===========

  Weighted Average Number of Shares                    4,759,334     3,523,680
                                                      ==========   ===========

  Net [Loss] Per Share                                $     (.80)  $      (.34)
                                                      ==========   ===========


See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                            Total
                                                       Series C Convertible Additional                          Deferred    Stock-
                                       Common Stock      Preferred Stock     Paid-in    Accumulated   Treasury Compensation holders'
                                    Shares     Amount    Shares   Amount*    Capital     [Deficit]      Stock    Expense    Equity
                                    ------     ------    ------   ------     -------     ---------      -----    -------    ------
Balance at December 31, 1993      2,936,303    $ 294      --      $  --   $5,345,726  $(3,919,949) $ (25,000) $(269,167)  $1,131,904

Stock Issued in Exchange for
  Services in February 1994          75,000        7      --         --      202,271          --         --         --       202,278

Exercise of Bridge Units in
  February 1994 at $.50 Per
  Unit                                7,812        1      --         --        3,906          --         --         --         3,907

Issuance of Stock to Purchase
  the remaining 49% Interest of
  Subsidiaries in March 1994 at
  $2.70                             600,000       60      --     --      1,619,940           --           --         --    1,620,000

Exercise of 1,500,000 Warrants
  in February 1994 Net of
  Offering Costs                        --        --      --     --        258,116           --           --         --      258,116

Exercise of Bridge Units in
  March 1994 at $.50 Per Unit         7,812        1      --     --          3,905           --           --         --        3,906

Sale of Treasury Stock                  --        --      --     --         93,171           --        25,000        --      118,171

Exercise of Bridge Units in
April 1994 at $.50 Per Unit          10,156        1      --     --          5,077           --           --         --        5,078

Deferred Compensation
  Adjustment for Options in
  March 1994                            --        --      --     --            --            --           --     269,167     269,167

Relinquishment of Stock
  Options in June 1994                  --        --      --     --       (340,000)          --           --         --    (340,000)

Imputed Interest on Note
  Payable - Stockholder                 --        --      --     --         21,000           --           --         --       21,000
                                 ----------    -----      --  ----      ----------   -----------       -----       -----  ----------
  Totals - Forward                3,637,083    $ 364      --  $ --      $7,213,112   $(3,919,949)      $  --       $  --  $3,293,527


* No allocation has been made to par value for the preferred stock because of the insignificant dollar amounts.

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                            Total
                                                       Series C Convertible Additional                          Deferred    Stock-
                                   Common Stock         Preferred Stock     Paid-in    Accumulated   Treasury Compensation holders'
                                 Shares     Amount     Shares    Amount*    Capital     [Deficit]       Stock     Expense    Equity
                                 ------     ------     ------    ------     -------     ---------       -----     -------    ------
  Totals - Forward             3,637,083    $ 364         --      $ --     $7,213,112   $(3,919,949)   $  --      $  --  $ 3,293,527

Stock Issued as Installment
  Payment on Stockholder Note
  Payable                         50,676        5         --        --        149,995            --       --         --      150,000

Deferred Financing Costs on
  Convertible Bridge Notes            --       --         --        --        580,000            --       --         --      580,000

Net [Loss] for the Year Ended
  December 31, 1994                   --       --         --        --             --    (1,192,542)      --         --  (1,192,542)
                               ---------  -------  ---------     -----     ----------   -----------    -----      -----  ----------
Balance - December 31, 1994    3,687,759      369         --        --      7,943,107    (5,112,491)      --         --   2,830,985

Issuance of Stock Upon
  Conversion of Bridge Notes
  in February 1995                    --       --    250,000        25         19,975            --       --         --      20,000

Issuance of Stock Upon
  Cancellation of Indebtness
  to a Shareholder in
  February 1995                       --       --    117,225        12        201,663            --       --         --     201,675

Issuance of Stock in Exchange
  for Services in March 1995     700,000       70         --        --        195,930            --       --         --     196,000

Issuance of Stock to Purchase
  Net Assets of SB&S             200,000       19         --        --         31,231            --       --         --      31,250

Public Offering - Net of
  Offering Expenses of
  $611,213 - May 1995                 --       --    460,000        46      1,688,741            --       --         --   1,688,787

Issuance of Series C Preferred
  Stock Options - May 1995            --       --         --        --      1,076,250            --       --         --   1,076,250

Issuance of Series C Preferred
  Stock Options - November
  1995                                --       --         --        --      1,155,000            --       --         --   1,155,000



Exercise of Series C Preferred
  Stock Options in October
  1995                                --       --    525,000        52      1,049,948            --       --         --   1,050,000

Net [Loss] for the year ended
  December 31, 1995                   --       --         --        --             --    (3,826,230)      --         --  (3,826,230)
                               ---------  -------  ---------     -----     ----------   -----------    -----      -----  ----------
  Balance - December 31, 1995  4,587,759   $  458  1,352,225     $ 135    $13,361,845   $(8,938,721)   $  --      $  --  $4,423,717
                               =========  =======  =========     =====    ===========   ===========    =====      =====  ==========


* No allocation has been made to par value for the preferred stock because of the insignificant dollar amounts.

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Years ended
                                                             December 31,
                                                        1 9 9 5       1 9 9 4
                                                        -------       -------
Operating Activities:
  Net [Loss]                                          $(3,826,230) $(1,192,542)
                                                      -----------  -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation                                          120,500        70,297
   Amortization of Intangibles                           386,650       193,350
   Amortization of Goodwill                              387,892       320,400
   Bad Debt Expense                                       93,249            --
   Compensation Expense on Issuance of Common and
     Preferred Stock                                   1,272,250           417
   Imputed Interest on Stockholder Note Payable               --        21,000

  Changes in Assets and Liabilities:
   [Increase] Decrease in Assets:
     Accounts Receivable                                  33,406      (257,339)
     Inventory                                            23,743       225,690
     Prepaid Expenses                                     63,446      (139,662)
     Prepaid Offering Cost                                71,182       (71,182)
     Other Assets                                             --       (21,141)

   Increase [Decrease] in Liabilities:
     Accounts Payable and Accrued Expenses               404,430      (325,811)
     Payroll and Corporate Income Taxes Payable          254,699            --
                                                      -----------  -----------
   Total Adjustments                                   3,111,447        16,019
                                                      -----------  -----------
  Net Cash - Operating Activities - Forward             (714,783)   (1,176,523)
                                                      -----------  -----------

Investing Activities:
  Equipment Acquisitions                                (249,464)     (162,869)
  Purchase of Subsidiaries - Net of Cash Acquired       (526,562)           --
  Acquisition Costs                                           --           250
  Collections of Loans Receivable - Stockholders              --        13,557
  Restricted Cash                                         (5,073)           --
                                                      -----------  -----------
  Net Cash - Investing Activities - Forward           $ (781,099)  $  (149,062)


See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Years ended
                                                             December 31,
                                                        1 9 9 5       1 9 9 4
                                                        -------       -------

  Net Cash - Operating Activities - Forwarded         $ (714,783)  $(1,176,523)
                                                      ----------   -----------

  Net Cash - Investing Activities - Forwarded         $ (781,099)  $  (149,062)
                                                      ----------   -----------

Financing Activities:
  Proceeds from Public Offering                        1,688,787            --
  [Acquisition] Redemption of a Certificate of
    Deposit                                                   --       110,427
  Proceeds from Bridge Loan Payable                           --       200,000
  Payments of Capital Lease Obligations                   (5,891)      (16,865)
  Payments of Note Payable - Related Parties             (45,000)           --
  Proceeds of Note Payable - Related Parties              45,000            --
  Payment of Bridge Loan Obligation                     (180,000)           --
  Proceeds from Sale of Common Stock                          --       118,171
  Exercise of Bridge Units                                    --        12,890
  Payments of Notes Payable                             (180,677)     (135,143)
  Proceeds from Shareholder - Loan Payable               309,000            --
  Repayment of Shareholder - Loan Payable                (50,000)           --
  Proceeds from Exercise of Warrants                          --       375,000
                                                      ----------   -----------

  Net Cash - Financing Activities                      1,581,219       664,480
                                                      ----------   -----------

  Net Increase [Decrease] in Cash                         85,337      (661,105)

Cash - Beginning of Years                                 68,377       729,482
                                                      ----------   -----------

  Cash - End of Years                                 $  153,714   $    68,377
                                                      ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the years for:
   Interest                                           $   39,665   $    20,454
   Income Taxes                                       $       --   $        --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   In February 1994, the Company issued 75,000 shares of common stock to a law firm in connection for certain legal services performed during 1993.


   In March 1994, in connection with the acquisition of the remaining 49% interest in the subsidiaries, the Company exchanged 600,000 newly issued shares of common stock and $250,000 payable at the Company's option in either cash or common stock.

   On October 28, 1994, the Company issued 50,676 shares of common stock, representing a $150,000 installment payment on the $250,000 stockholder note payable.

   During the year ended December 31, 1994, the Company incurred loan obligations for transportation equipment, totaling $125,437.

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Schedule of Non-Cash Investing and Financing Activities
  [Continued]:

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

   In March 1995, the Company entered into three one-year consulting agreements with three unaffiliated individuals and issued a total of 700,000 shares of the Company's common stock with a fair value of $196,000, which was expensed in 1995.

   In May 1995, the Company granted 525,000 Series C Preferred Stock Options to directors, officers and employees of the Company at an exercise price of $2.00 per share and, accordingly, has recorded an expense of $1,076,250. In October 1995, the directors, officers and employees of the Company exercised the 525,000 Series C Preferred Stock Options and as a result, the Company recorded a stock subscription receivable for $1,050,000, which was collected in January and February 1996.

   In June 1995, the Company issued 200,000 shares of common stock and utilized $21,495 of other assets in connection with the acquisition of the net assets of Sclafani Beer & Soda, Inc.

   In November of 1995, the Company issued 525,000 options for the Company's Series C Preferred Stock to seven directors exercisable at $2.00 per share for services to be rendered in 1996. The Company recorded a deferred cost of $1,155,000 which represents the fair market value of the options and will be amortized in 1996 as compensation to the directors.

   During the period ended December 31, 1995, the Company incurred loan obligations for transportation equipment, totaling $343,465.

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] General Information and Summary of Significant Accounting Policies


General and Organization - New Day Beverage Co. was an Illinois corporation originally established in April 1991 and maintained its principal place of business in Chicago, Illinois. In August of 1992, New Day Beverage Co. changed its name to New Day Beverage, Inc. and changed its state of incorporation to Delaware and in February 1994, relocated its principal place of business to Brooklyn, New York. On January 11, 1996, the Company changed its name to Bev-Tyme, Inc.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Bev-Tyme and each of its majority-owned subsidiaries [the "Company"]. Material intercompany transactions and balances have been eliminated in consolidation. See Note 2 entitled "Acquisitions" for further information.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangibles - For the year ended December 31, 1995, the Company charged to operations $386,650 for amortization of financing cost relating to bridge financing [See Note 8].

Goodwill - Amounts paid for securities of newly-acquired subsidiaries in excess of the fair value of the net assets of such subsidiaries have been charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. These revenues are highly dependent upon current management of the subsidiaries whose employment contracts cover periods up to seven years. The Company has decided to amortize its goodwill over a period of up to ten years under the straight-line method. In 1994, the Company changed its estimate of the useful life of goodwill from seven to ten years because of the increased term of the employment contracts and the increase in consolidated sales. Accumulated amortization at December 31, 1995 was $837,292. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

[1] General Information and Summary of Significant Accounting Policies
  [Continued]

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

[2] Acquisitions

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[2] Acquisition [Continued]

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

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1995, after giving effect to the amortization of goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

Sales - Net                                          $13,176,000
                                                     ===========

Net [Loss]                                           $(3,832,800)
                                                     ===========
Net [Loss] Per Common Share                          $      (.88)
                                                     ===========

Weighted Average Number of Shares                      4,334,334
                                                     ===========
[3] Inventories

Inventories as of December 31, 1995 consisted of the following:

Raw Materials                               $   17,749
Finished Goods                                 763,189
                                            ----------

  Total                                     $  780,938
  -----                                     ==========

The Company's inventory consists primarily of finished goods. The Company evaluates inventory obsolescence and impairment on a monthly basis.

[4] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization as of December 31, 1995 are as follows:

Warehouse Equipment                            $  224,070
Office Equipment                                  671,834
Leasehold Improvements                             41,046
Transportation Equipment                        1,118,858
                                                ---------

Total - At Cost                                 2,055,808
Less:  Accumulated Depreciation and
       Amortization                             1,188,056
                                                ---------

  Net                                          $  867,752
                                               ==========

Depreciation and amortization for the years ended December 31, 1995 and 1994 was $120,500 and $70,297, respectively.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[5] Debt

Debt as of December 31, 1995 consisted of the following:

Bank notes payable in monthly installments of principal and interest at rates ranging from 8.5% to 13.9% per annum,
  maturing October 1996 through September 2000 [A]                   $ 420,889

Less:  Current Portion                                                  97,937
                                                                     ---------
  Non-Current Portion                                                $ 322,952
  -------------------                                                =========

[A] Collateralized by transportation equipment.

Maturities of the bank notes and loan payable as of December 31, 1995 are as follows:

December 31,
- ------------
   1996                                     $  97,937
   1997                                     $  96,588
   1998                                     $ 104,872
   1999                                     $  84,660
   2000                                     $  36,832

[6] Income Taxes

No provision for income taxes has been made for 1995 and 1994 in the accompanying consolidated financial statements because the Company incurred losses for both financial reporting and income tax purposes. As of December 31, 1995, the Company had a net operating loss carryforward of approximately $7,600,000 that is scheduled to expire between 2007 and 2008. Future tax benefits related to those losses have not been recognized because their realization is not assured.

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

[7] Stock Option Plans, Stock Options and Warrants

[A] As of December 31, 1995, 525,000 common stock options that were issued in

August of 1994 are outstanding and have vested to directors, officers and employees of the Company at an exercise price of $.69 per share. The Company also issued in 1995, 300,000 common stock options that vest in May of 1996 to directors, officers and employees of the Company at an exercise price of $2.00 per share.

[B] As of December 31, 1995, approximately 1,500,000 warrants were outstanding, which entitle the holders to acquire shares of common stock at a price of $6.00 per share which expire in January 1996.

[C] As of December 31, 1995, 1,420,000 Series C Warrants were outstanding which entitled the holders to acquire shares of Series C Preferred Stock at a price of $6.00 per share for a period of four years commencing May 15, 1996.

[D] In November of 1995, the Company issued 525,000 options for the Company's Series C Preferred Stock to seven directors exercisable at $2.00 per share for services to be rendered in 1996. The Company recorded a deferred cost of $1,155,000 which represents the fair market value of the options and will be amortized in 1996 as compensation to the directors.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[7] Stock Option Plans, Stock Options and Warrants [Continued]

[E] Incentive Stock Option Plan - In November of 1992, the Company adopted the "Incentive Stock Option Plan". The total number of shares that may be granted under this plan is 75,000 shares. The Company issued incentive options to purchase an aggregate of 60,000 shares of common stock exercisable at $1.00 per share for a period of four years commencing in August 1994.

[F] Non-Qualified Stock Option Plan -In November of 1992, the Company adopted the "Non-Qualified Stock Option Plan". The total number of shares that may be granted under this plan is 125,000 shares. In August of 1994, the Company issued an aggregate of 25,000 non-qualified options that are exercisable at 1.00 per share for a period of four years commencing in August 1994.

[G] Options to Underwriter - In June 1993, for a purchase price of $50, the underwriters of the public offering acquired an option to purchase up to an aggregate of 50,000 units for a five-year period expiring in February 1998. The Company has agreed to register, at its expense, under the Securities Act, on one occasion, the option and/or the underlying securities covered by the option upon certain conditions.

[8] Bridge Financing

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

[9] Stockholders' Equity

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[9] Stockholders' Equity [Continued]

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

[E] Acquisition of Mootch & Muck - In March 1994, in connection with the acquisition of the remaining 49% interest in the subsidiaries, the Company exchanged 600,000 newly issued shares of common stock and $250,000 payable at the Company's option in either cash or common stock [See Note 2A].

[F] Authorized Shares - In November of 1995, stockholders of the Company adopted an amendment to the Company's certificate of incorporation authorizing the increase of the number of authorized shares of Preferred Stock from 3,000,000 shares to 6,000,000 shares, of which 5,800,000 shares are the Series C Preferred Stock. In November 1995, the stockholders also approved and consented to amend the Company's certificate of incorporation by increasing the number of authorized shares of common stock from 15,000,000 shares to 75,000,000 shares.

[G] Consulting Agreements - In March 1995, the Company entered into three one-year consulting agreements with three unaffiliated individuals and issued a total of 700,000 shares of the Company's common stock. In 1995, the Company recorded an expense of $196,000 for these consulting agreements, which approximates the fair value of the stock issued.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[9] Stockholders' Equity [Continued]

[H] Series C Preferred Stock - In May 1995, the Company granted 525,000 Series C Preferred Stock Options to directors, officers and employees of the Company at an exercise price of $2.00 per share and, accordingly, recorded an expense of $1,076,250. In October 1995, 525,000 Series C Preferred Stock Options were exercised and the Company recorded a stock subscription receivable of $1,050,000, which was paid in January and February of 1996.

[10] Related Party Transactions

Loan Payable- Stockholder - In February 1995, the Company received $45,000 from a related party. This loan was repaid in June 1995. In December of 1995, the Company received an additional $309,000 from the related party, of which $50,000 was repaid in 1995 and the balance of $259,000 was repaid in January 1996 with interest at 5.75%.

[11] Employment Agreements

As of December 31, 1995, the Company has four employment agreements with senior executives of the Company that expire in various years through 2009 for total base annual compensation of approximately $435,000 subject to certain adjustments plus bonuses of options for Series C Preferred Stock and common stock.

[12] Commitments and Contingencies

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

In addition, the Company has non-cancelable operating leases for a variety of office and warehouse equipment. Obligations under these leases for the periods through 2000 are as follows:

1996                                     $  121,419
1997                                        104,420
1998                                         45,827
1999                                         13,672
2000                                          9,039
                                         ----------

  Total                                  $  294,377
  -----                                  ==========


[12] Commitments and Contingencies [Continued]

[B] The Company has minimum volume commitments on several of their distribution contracts with vendors, whereby the vendor has the option to terminate an agreement if certain volume targets are not met.

[13] Going Concern

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[14] Litigation

The Company is subject to litigation in the normal course of business. Management believes that such litigation will not have a material effect on the Company's financial position, results of operations or cash flows.

[15] New Authoritative Pronouncement

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

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123, Accounting for Stock-Based Compensation, in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial statement note disclosure purposes in any event. The accounting requirements of SFAS No. 123, are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

[16] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of December 31, 1995:

                                                Carrying       Fair
                                                 Amount       Value
                                                --------     -----
Long-Term Debt                                $   322,952 $   322,952
Stock Subscription Receivable                 $ 1,050,000 $ 1,050,000

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[16] Fair Value of Financial Instruments [Continued]

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, related party payables, and trade payables, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of long-term debt is estimated based on discounting expected cash flows at current rates at which the Company could borrow funds with similar remaining maturities. Management believes that the carrying value of the stock subscription receivable for stock, approximates the fair value as this was collected in January and February of 1996.


[17] Subsequent Events

[A] Stock Subscription Receivable - In January 1996, $750,000 of the stockholders subscription receivable was paid and in February 1996 the remaining $300,000 was repaid.

[B] Consulting Agreement - In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant.

[C] Investment - On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. As of March 31, 1996, $75,000 of cash was paid and the balance of $75,000, which was paid on April 4, 1996, is reflected as a note payable on the financial statements as of March 31, 1996. Each share of Class A Preferred Stock may be convertible by the Company into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. On April 11, 1996, Perry's Majestic Beer, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission.

                                ..............

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this day of May, 1996.

                                 BEV-TYME, INC.


                                 By:/s/Robert J. Sipper
                                    --------------------------
                                    Robert J. Sipper
                                    Chairman of the Board, and
                                    Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                          Title                         Date
- ---------                          -----                         ----

/s/Robert J. Sipper                Chairman of the                     , 1996
- ------------------------
Robert J. Sipper                   Board and President

/s/Hartley T. Bernstein            Director                            , 1996
- ------------------------
Hartley T. Bernstein


/s/Robert Forst                    Vice President,                     , 1996
- ------------------------
Robert Forst                       Chief Financial Officer,
                                   Principal Accounting
                                   Officer and Secretary

                                   Director                            , 1996
- ------------------------
Bruce Logan


/s/Alfred Sipper                   Director                            , 1996
- ------------------------
Alfred Sipper