Form 10QSB/A
period 1996-03-31
BEV TYME INC
filed 1996-05-30
CIK 893996

                                  Form 10-QSB\A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1996
                                                   --------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

For Quarter Ended _______________         Commission File Number  33-53748C

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

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X         No ___

The number of shares outstanding of each of the issuer's classes of common stock, as of May 16, 1996 was 9,242,209.

Item 1.  Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]

Assets:
Current Assets:
  Cash                                                    $  305,035
  Accounts Receivable - Net                                  800,196
  Inventory                                                  773,376
  Prepaid Expenses                                           235,467
  Stock Subscription Receivable                                4,800
  Note Receivable                                             60,000
                                                          ----------

  Total Current Assets                                     2,178,874
                                                          ----------

Property and Equipment - Net                                 840,051
                                                          ----------

Investments [3D]                                             250,000
                                                          ----------

Other Assets:
  Restricted Cash                                              5,073
  Security Deposits                                           37,752
  Goodwill - Net                                           2,820,404
  Other Assets                                                 3,751
  Deferred Financing Costs [9]                             1,500,000
  Deferred Consulting Costs [8G][8H]                       1,466,000
                                                          ----------

  Total Other Assets                                       5,832,980
                                                          ----------

  Total Assets                                            $9,101,905
                                                          ==========

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                        $1,828,367
  Accrued Expenses                                           296,375
  Payroll and Corporate Income Taxes Payable                 154,291
  Notes Payable                                              314,934
  Loan Payable - Shareholder                                      --
                                                          ----------
  Total Current Liabilities                                2,593,967
                                                          ----------
Long-Term Debt:
  Notes Payable                                              322,952
                                                          ----------
Minority Interest                                          1,550,000
                                                          ----------
Commitments and Contingencies [12]                                --
                                                          ----------
Stockholders' Equity:
  Series C Convertible Preferred Stock - Authorized
    5,800,000 Shares, Par Value of $.0001, 1,902,225
    Shares Issued of which 400,000 are Deemed to be
    Treasury Shares [3C]                                         190

  Common Stock - Authorized 75,000,000 Shares, 7,292,209
    Shares Issued and Outstanding, Par Value of $.0001           728

  Additional Paid-in Capital                              16,531,969

  Accumulated [Deficit]                                   (9,897,901)
                                                          ----------
  Total                                                    6,634,986
  Less:  Treasury Stock [3C]                              (2,000,000)
                                                          ----------
  Total Stockholders' Equity                               4,634,987
                                                          ----------
  Total Liabilities and Stockholders' Equity              $9,101,906
                                                          ==========

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                                                  Three months ended
                                                         March 31,
                                                  1 9 9 6       1 9 9 5
                                                  -------       -------

Sales - Net                                     $ 2,397,908   $ 2,312,390

Cost of Goods Sold                                1,912,337     1,739,995
                                                -----------   -----------

  Gross Profit                                      485,571       572,395
                                                -----------   -----------
Selling, General and Administrative Expenses:
  Selling, Advertising and Promotion                384,492       228,312
  Amortization of Goodwill                          104,459        85,000
  General and Administrative Expenses               386,047       436,610
  Amortization of Financing Costs                        --       386,650
  Amortization of Consulting Services               289,000            --
                                                -----------   -----------

  Total Selling, General and Administrative
    Expenses                                      1,163,998     1,136,572
                                                -----------   -----------

  [Loss] from Operations                           (678,427)     (564,177)
                                                -----------   -----------

Other [Income] Expense:
  Interest Expense                                   10,303         7,877
  Interest Income                                        --            --
                                                -----------   -----------

  Other Expense - Net                                10,303         7,877
                                                -----------   -----------

  [Loss] Before Provision for Income Taxes         (688,730)     (572,054)

Provision for Income Taxes                               --            --
                                                -----------   -----------

  Net [Loss]                                    $  (688,730)  $  (572,054)
                                                ===========   ===========

  Net [Loss] Per Share                          $      (.08)  $      (.15)
                                                ===========   ===========


  Weighted Average Number of Shares               8,117,209     3,765,537
                                                ===========   ===========

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]

                                                            Series C                                                        Total
                                                           Convertible      Additional                          Deferred    Stock-
                                       Common Stock      Preferred Stock     Paid-in    Accumulated   Treasury Compensation holders
                                    Shares     Amount    Shares   Amount*    Capital     [Deficit]      Stock    Expense    Equity
                                    ------     ------    ------   ------     -------     ---------      -----    -------    ------
  Balance - December 31, 1995      4,587,759  $  458   1,352,224  $ 135    $13,361,844  $(8,938,721) $        --  $--    $4,423,716

Stock Issuance for Acquisition           --       --     400,000     40      1,999,960           --   (2,000,000)  --            --

Exercise of Stock Options for
  Preferred Stock - March 1996           --       --     150,000     15        299,985           --           --   --       300,000

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1996                    2,704,450      270          --     --        270,180     (270,450)          --    --           --

Options Issued - Deferred
  Consulting Costs [8G]                  --       --          --     --        600,000           --           --     --     600,000

Net [Loss] for the three months
  ended March 31, 1996                   --       --          --     --             --     (688,730)          --     --    (688,730)
                                  ---------  -------   ---------  -----   ------------  -----------  -----------    ---  ----------
  Balance - March 31, 1996
   [Unaudited]                    7,292,209  $   728   1,902,225  $ 190   $ 16,531,969  $(9,897,901) $(2,000,000)   $--  $4,634,986
                                  =========  =======   =========  =====   ============  ===========  ===========    ===  ==========


* No allocation has been made to par value for the preferred stock because of the insignificant dollar amounts.

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]


                                                         Three months ended
                                                              March 31,
                                                        1 9 9 6       1 9 9 5
                                                        -------       -------
Operating Activities:
  Net [Loss]                                          $ (688,730)  $  (572,054)
                                                     -----------     ---------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation                                           30,000        21,400
   Amortization of Intangibles                                --       386,650
   Amortization of Goodwill                              104,459        85,000
   Compensation Expense on Issuance of Options           289,000            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in Assets:
     Accounts Receivable                                 (95,326)      (81,427)
     Inventory                                          (117,438)     (117,659)
     Prepaid Expenses                                    (81,512)       56,878
     Prepaid Offering Cost                                    --       (30,706)
     Other Assets                                         10,344            --

   Increase [Decrease] in Liabilities:
     Accounts Payable and Accrued Expenses              (498,438)      153,918
     Payroll and Corporate Income Taxes Payable         (100,408)           --
                                                     -----------     ---------

   Total Adjustments                                    (459,319)      474,054
                                                     -----------     ---------

  Net Cash - Operating Activities - Forward           (1,148,049)      (98,000)
                                                     -----------     ---------

Investing Activities:
  Equipment Acquisitions                                 (43,708)      (29,323)
  Partial Payment on Acquisition [3D]                   (150,000)           --
                                                     -----------     ---------

  Net Cash - Investing Activities - Forward           $ (193,708)  $   (29,323)

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]


                                                         Three months ended
                                                              March 31,
                                                        1 9 9 6       1 9 9 5
                                                        -------       -------

  Net Cash - Operating Activities - Forwarded        $(1,148,049)     $(98,000)
                                                     -----------      --------

  Net Cash - Investing Activities - Forwarded           (193,708)      (29,323)
                                                     -----------      --------

Financing Activities:
  Proceeds from Bridge Loan                               90,000            --
  [Acquisition] Redemption of a Certificate of
    Deposit                                                   --            --
  Proceeds from Loan Payable                                  --        50,000
  Payments of Capital Lease Obligations                  (26,719)       (4,216)
  Payments of Note Payable - Related Parties                  --            --
  Proceeds of Note Payable - Related Parties                  --        45,000
  Payment of Bridge Loan Obligation                           --            --
  Proceeds from Sale of Common Stock                      45,200            --
  Issuance of Preferred Stock from Exercise of
    Options                                            1,650,000            --
  Payments of Notes Payable                               (6,403)       (8,603)
  Proceeds from Shareholder - Loan Payable                    --            --
  Repayment of Shareholder - Loan Payable               (259,000)           --
  Proceeds from Exercise of Warrants                          --            --
                                                     -----------      --------

  Net Cash - Financing Activities                      1,493,078        82,181
                                                     -----------      --------

  Net [Decrease] in Cash                                 151,321       (45,142)

Cash - Beginning of Years                                153,714        68,377
                                                     -----------      --------

  Cash - End of Years                                $   305,035      $ 23,235
                                                     ===========      ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the years for:
   Interest                                          $    10,303   $     7,877
   Income Taxes                                      $        --   $        --

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

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

Supplemental Schedule of Non-Cash Investing and Financing Activities
  [Continued]:

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

   In November of 1995, the Company issued options to purchase 525,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to seven directors. The Company recorded in 1995 a deferred consulting cost of $1,155,000 which represents the fair value of the options issued. For the three months ended March 31, 1996, the Company recorded compensation expense of $289,000.

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

Options and Warrants - Options and warrants issued to employees are recognized in accordance with the intrinsic value method.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]

[2] General Information and Summary of Significant Accounting Policies
  [Continued]

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]


[4] Inventories

Inventories as of March 31, 1996 consisted of the following:

Raw Materials                               $   17,749
Finished Goods                                 755,627
                                            ----------

  Total                                     $  773,376
                                            ==========

The Company's inventory consists primarily of finished goods. The Company evaluates inventory obsolescence and impairment on a monthly basis.

[5] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization as of March 31, 1996 are as follows:

Warehouse Equipment                            $  266,369
Office Equipment                                  671,834
Leasehold Improvements                             41,046
Transportation Equipment                        1,118,858
                                               ----------

Total - At Cost                                 2,058,107
Less:  Accumulated Depreciation and
         Amortization                           1,218,056
                                               ----------

  Net                                          $  840,051
                                               ==========

Depreciation and amortization for the three months ended March 31, 1996 and 1995 was $30,000 and $21,400, respectively.

[6] Debt

Debt as of March 31, 1996 consisted of the following:

Bridge Notes - [Note 9]                                              $ 150,000

Note Payable - [Note 3D]                                               100,000
Bank notes payable in monthly installments of principal and
  interest at rates ranging from 8.5% to 13.9% per annum,
  maturing October 1996 through September 2000 [A]                     387,886
                                                                     ---------

Total                                                                  637,886
Less:  Current Portion                                                 314,934
                                                                     ---------
  Non-Current Portion                                                $ 322,952
                                                                     =========

[A] Collateralized by transportation equipment.

Maturities of the bank notes and loan payable as of December 31, 1995 are as follows:

December 31,
   1996                                     $ 314,934
   1997                                        96,588
   1998                                       104,872
   1999                                        84,660
   2000                                        36,832
                                            ---------

   Total                                    $ 637,886
                                            =========

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]

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

[H] In November of 1995, the Company issued options to purchase 525,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to seven directors. The Company recorded in 1995 a deferred consulting cost of $1,155,000 which represents the fair value of the options issued. For the three months ended March 31, 1996, the Company recorded compensation expense of $289,000.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]

[18] Subsequent Events

[A] Acquisition - On April 29, 1996, the Company entered into an agreement to acquire certain assets and assume certain leases for twenty-two trucks and eighteen sales people. Simultaneously with this transaction, the Company entered into an agreement with a company to be an exclusive distributor. The Company issued 300,000 shares of the Company's common stock and paid cash of $200,000 for this agreement. The Company also entered into two employment agreements whereby the two individuals were issued a total of 500,000 shares of the Company's common stock and options for 300,000 Series C Preferred Stock, subject to an increasing number of shares under certain circumstances, exercisable at $1.50 per share. A total of $850,000 was recorded as a deferred compensation cost in April of 1996 for the fair value of the 800,000 shares of common stock and the 300,000 Series C Preferred Stock Options.

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

                            .....................

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

Results of Operations

For the three months ended March 31, 1996, the Company had a loss from operations of $678,427 and a net loss of approximately $700,000 as compared to a loss from operations of $564,177 and a net loss of approximately $600,000 for the three months ended March 31, 1995. The primary reason for the increase of approximately $100,000 in net loss is the Company's reduced gross profit of approximately $100,000.

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

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BEV-TYME, INC.

                                      /s/ Robert Forst
                                      Robert Forst
                                      Vice President, Chief Financial Officer,
                                      Principal Accounting Officer and Secretary
DATE: MAY 29, 1996