Form 10QSB
period 1996-06-30
BEV TYME INC
filed 1996-08-16
CIK 893996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1996    Commission File Number     33-53748C

                         BEV-TYME, INC. AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

               Delaware                                      36-3769323
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            134 Morgan Avenue
            Brooklyn, New York                                 11237
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:         (718) 894-4300
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1996, was 9,242,209

BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------



                                                             Page to Page
PART I

Item 1.  Financial Statements

   Consolidated Balance Sheet - Assets as of June 30, 1996
   [Unaudited]................................................. 1

   Consolidated Balance Sheet - Liabilities and Stockholders' Equity -
   as of June 30, 1996 [Unaudited]............................. 2

   Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995 [Unaudited].................... 3

   Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1996 [Unaudited]............................. 4

   Consolidated Statements of Cash Flows for the six months
   ended June 30, 1996 and 1995 [Unaudited].................... 5.....  6

   Notes to Consolidated Financial Statements [Unaudited]...... 7..... 17

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations...................18......22

Signature......................................................23





                         . . . . . . . . . . . . . . .



Item 1.  Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                                  $   149,224
  Accounts Receivable - Net                                                 863,579
  Inventory                                                                 939,589
  Prepaid Expenses                                                          215,800
  Note Receivable                                                            85,000
                                                                        -----------

  Total Current Assets                                                    2,253,192

Property and Equipment - Net                                                912,973
                                                                        -----------

Investments [3C]                                                            250,000

Other Assets:
  Restricted Cash                                                             5,125
  Security Deposits                                                          27,408
  Goodwill - Net                                                          2,715,945
  Other Assets                                                              183,751
  Deferred Financing Costs [9]                                            1,500,000
                                                                        -----------

  Total Other Assets                                                      4,432,229

  Total Assets                                                          $ 7,848,394
                                                                        ===========



See Notes to Consolidated Financial Statements.

                                         1


BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $ 1,456,022
  Accrued Expenses                                                          235,908
  Payroll and Corporate Income Taxes Payable                                 54,912
  Notes Payable                                                             454,934
                                                                        -----------

  Total Current Liabilities                                               2,201,776

Long-Term Debt:
  Notes Payable                                                             389,552

Minority Interest                                                         1,475,000

Commitments and Contingencies [12]                                               --

Stockholders' Equity:
  Series C Convertible Preferred Stock - Authorized 5,800,000 Shares,
   Par Value of $.0001, 2,252,224 Shares Issued of which 400,000
   are Deemed to be Treasury Shares [3C]                                        225

  Common Stock - Authorized 75,000,000 Shares, 9,242,209 Shares
   Issued and Outstanding, Par Value of $.0001                                  923

  Additional Paid-in Capital                                             18,183,039

  Accumulated [Deficit]                                                 (10,411,308)

  Total                                                                   7,772,879
  Less:Treasury Stock [3C]                                                2,000,000
       Deferred Compensation                                              1,990,813

  Total Stockholders' Equity                                              3,782,066

  Total Liabilities and Stockholders' Equity                            $ 7,848,394
                                                                        ===========



See Notes to Consolidated Financial Statements.

                                         2


BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                   Three months ended         Six months ended
                                        June 30,                  June 30,
                                        --------                  --------
                                   1 9 9 6      1 9 9 5     1 9 9 6        1 9 9 5
                                   -------      -------     -------        -------

Sales - Net                     $ 5,023,796  $ 3,285,933   $7,421,705   $ 5,598,323

Cost of Goods Sold                3,952,709    2,785,851    5,865,046     4,525,846
                                -----------  -----------   ----------   -----------

  Gross Profit                    1,071,087      500,082    1,556,659     1,072,477
                                -----------  -----------   ----------   -----------

Selling, General and Administrative
  Expenses:
  Selling, Advertising and Promotion335,633      305,713      568,302       534,025
  Amortization of Goodwill          104,459       86,600      208,918       171,600
  General and Administrative Expenses723,487     681,877    1,261,358     1,118,487
  Amortization of Financing Costs        --           --           --       386,650
  Amortization of Consulting Services408,187          --      697,187            --
                                     ------- -----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses        1,571,766    1,074,190    2,735,765     2,210,762
                                -----------  -----------   ----------   -----------

  [Loss] from Operations           (500,679)    (574,108)  (1,179,106)   (1,138,285)
                                -----------  -----------   ----------   -----------

Other [Income] Expense:
  Interest Expense                   12,853       14,419       23,156        22,297
  Interest Income                      (125)          --         (125)           --
                                -----------  -----------   ----------   -----------

  Other Expense - Net                12,728       14,419       23,031        22,297
                                -----------  -----------   ----------   -----------

  [Loss] Before Provision for
   Income Taxes                    (513,407)    (588,527)  (1,202,137)   (1,160,582)

Provision for Income Taxes               --           --           --            --
                                -----------  -----------   ----------   -----------

  Net [Loss]                    $  (513,407) $  (588,527)  $(1,202,137) $(1,160,582)
                                ===========  ===========   ===========  ===========

  Net [Loss] Per Share          $      (.06) $      (.13)  $     (.15)  $      (.28)
                                ===========  ===========   ==========   ===========

  Weighted Average Number
   of Shares                      9,242,209    4,387,759    8,109,791     4,078,367
                                ===========  ===========   ==========   ===========



See Notes to Consolidated Financial Statements.



BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- ------------------------------------------------------------------------------


                                             Series C ConvertibAdditional                     Deferred   Total
                           Common Stock      Preferred Stock     Paid-in  AccumulateTreasury CompensatiStockholders'
                           Shares   Amount   Shares   Amount*    Capital   [Deficit]  Stock     Cost     Equity

  Balance - December 31, 1995 4,587,$59 458  1,352,224$   135  $13,361,844 $(8,938,721$      -- $(1,155,000)3,268,716

Stock Issuance for Acquisition of
  Perry's Majestic Beer [3C]   --       --  400,000       40   1,999,960        --  (2,000,000)     --       --

Exercise of Stock Options for Series C
  Preferred Stock - March 1996 [10H--       --       500,000  50         999,950    --        --       --         1,000,000

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1996 [10I]    2,704,450      270       --       --     270,180  (270,450)        --       --       --

Consulting Agreement - April 1996
  [13D]                   400,000       40       --       --      24,960        --         --  (25,000)      --

Consulting Agreement - April 1996
  [10J]                   350,000       35       --       --      32,965        --         --  (33,000)      --

Financing Costs [10K]     400,000       40       --       --      24,960        --         --  (25,000)      --

Stock Issued for Distributor Rights
  in April 1996 [3D]      300,000       30       --       --      18,270        --         --       --   18,300

Stock Issued in Exchange for Services -
  April 1996 [3D]         500,000       50       --       --     399,950        --         -- (400,000)      --

Issuance of Series C Preferred Stock
  Options - April 1996 [3D]    --       --       --       --     450,000        --         -- (450,000)      --

Options Issued - Deferred Consulting
  Costs - February 1996 [8E]   --       --       --       --     600,000        --         -- (600,000)      --

Amortization of Deferred Compensation
  Costs                        --       --       --       --          --        --         --  697,187  697,187

Net [Loss] for the six months
  ended June 30, 1996          --       --       --       --          -- (1,202,137)       --       -- (1,202,137)
                        ---------  -------  -------  -------  ---------- ---------- --------- -------- ----------

  Balance - June 30, 1996
   [Unaudited]          9,242,209  $   923  2,252,224$   225  $18,183,039$(10,411,30$)(2,000,0$0)(1,990$813)3,782,066
                        =========  =======  ================  ======================= ===================== =========

* No allocation has been made to par value for the preferred stock because of the insignificant dollar amounts.

See Notes to Consolidated Financial Statements.

                                         4


BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                               Six months ended
                                                                   June 30,
                                                              1 9 9 6      1 9 9 5
                                                              -------      -------
Operating Activities:

  Net [Loss]                                               $(1,202,137) $(1,160,582)
                                                           -----------  -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation                                                64,500        45,800
   Amortization of Intangibles                                     --       386,600
   Amortization of Goodwill                                   208,918       171,600
   Compensation Expense on Issuance of Options                697,187            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in Assets:
     Accounts Receivable                                     (243,709)     (128,240)
     Inventory                                               (158,651)     (284,460)
     Prepaid Expenses                                         (61,845)      167,573
     Prepaid Offering Cost                                         --        71,182
     Other Assets                                            (159,364)           --

   Increase [Decrease] in Liabilities:
     Accounts Payable and Accrued Expenses                   (779,672)      379,603
     Payroll and Corporate Income Taxes Payable              (199,787)           --
                                                           ----------   -----------

   Total Adjustments                                         (632,423)      809,708
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                (1,834,560)     (350,874)
                                                           ----------   -----------

Investing Activities:
  Acquisition Costs                                                --      (161,060)
  Equipment Acquisitions                                     (167,107)           --
  Partial Payment on Riverosa Acquisition [3C]               (150,000)           --
  Acquisition of Subsidiary - Net of Cash Acquired                 --      (526,562)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                  (317,107)     (687,622)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Bridge Loan                                    90,000            --
  [Acquisition] Redemption of a Certificate of Deposit             --            --
  Proceeds from Loan Payable                                  138,750       (88,381)
  Payments of Capital Lease Obligations                       (31,732)       (4,216)
  Payments of Note Payable - Related Parties                       --            --
  Proceeds of Note Payable - Related Parties                       --            --
  Payment of Bridge Loan Obligation                                --      (180,000)
  Proceeds from Sale of Common Stock                           45,200            --
  Exercise of Options and Proceeds from Stock Subscription  2,350,000            --
  Payments of Notes Payable                                  (186,041)      (12,918)
  Repayment of Shareholder - Loan Payable                    (259,000)           --
  Proceeds of Public Offering - Net of Offering Costs              --     1,688,787
                                                           ----------   -----------

  Net Cash - Financing Activities - Forward                $2,147,177   $ 1,403,272


See Notes to Consolidated Financial Statements.





BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                               Six months ended
                                                                   June 30,
                                                              1 9 9 6      1 9 9 5
                                                              -------      -------

  Net Cash - Operating Activities - Forwarded              $(1,834,560) $  (350,874)

  Net Cash - Investing Activities - Forwarded                (317,107)     (687,622)

  Net Cash - Financing Activities - Forwarded               2,147,177     1,403,272
                                                           ----------   -----------

  Net [Decrease] in Cash                                       (4,490)      364,776

Cash - Beginning of Periods                                   153,714        68,377
                                                           ----------   -----------

  Cash - End of Periods                                    $  149,224   $   433,153
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $   23,156   $    22,297
   Income Taxes                                            $       --   $        --



See Notes to Consolidated Financial Statements.

                                         6

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
- ------------------------------------------------------------------------------



[1] Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-B and Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles; however, in the opinion of the management of the Company, all adjustments which are necessary in order to make the interim financial statements not misleading. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes, thereto, contained in the annual report on Form 10-KSB for the year ended December 31, 1995.

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

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid debt investments with a maturity of three months or less when purchased. At June 30, 1996, there were no cash equivalents.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
- ------------------------------------------------------------------------------



[2] General Information and Summary of Significant Accounting Policies
[Continued]

Goodwill - Amounts paid for securities of newly-acquired subsidiaries in excess of the fair value of the net assets of such subsidiaries have been charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. These revenues are highly dependent upon current management of the subsidiaries whose employment contracts cover periods up to seven years. The Company has decided to amortize its goodwill over a period of up to ten years under the straight-line method. In 1994, the Company changed its estimate of the useful life of goodwill from seven to ten years because of the increased term of the employment contracts and the increase in consolidated sales. Accumulated amortization at June 30, 1996 was $1,046,210. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the New York metropolitan area.

The Company maintains cash balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1996, the Company's uninsured cash balance totaled $49,224.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at June 30, 1996, which amounted to approximately $180,000. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for each of the six months ended June 30, 1996 and 1995, the Company purchased inventory from two suppliers which comprised approximately 23% and 9%, respectively, of the Company's total cost of sales.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
- ------------------------------------------------------------------------------



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

[C] Perry's Majestic Beer, Inc. - On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. The 400,000 shares of Series C Preferred are presented as treasury stock. Each share of Class A Preferred Stock may be convertible by the Company into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. Perry's filed a registration statement for 583,335 shares of common stock at $6.00 per share. The proceeds from this offering were approximately $2,500,000. Minority interest on the balance sheet represents minority shareholders equity in Perry's.

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note is payable with interest of 8% and is due the earlier of one year from the date of issuance or the closing of Perry's initial public offering.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
- ------------------------------------------------------------------------------



[3] Acquisition [Continued]

[D] Acquisition - On April 29, 1996, the Company entered into an agreement to acquire certain assets and assume certain leases for twenty-two trucks and eighteen sales people. Simultaneously with this transaction, the Company entered into an agreement with a company to be an exclusive distributor. The Company issued 300,000 shares of the Company's common stock and paid cash of $200,000 for this agreement. The Company also entered into two employment agreements whereby the two individuals were issued a total of 500,000 shares of the Company's common stock and options for 300,000 Series C Preferred Stock, subject to an increasing number of shares under certain circumstances, exercisable at $1.50 per share. A total of $850,000 was recorded as a deferred compensation cost in April of 1996 for the fair value of the 500,000 shares of common stock and the 300,000 Series C Preferred Stock Options.

[4] Inventories

Inventories as of June 30, 1996 consisted of the following:

Raw Materials                               $   17,749
Finished Goods                                 921,840
                                            ----------

  Total                                     $  939,589
  -----                                     ==========

The Company's inventory consists primarily of finished goods. The Company evaluates inventory obsolescence and impairment on a monthly basis.

[5] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization as of June 30, 1996 are as follows:

Warehouse Equipment                            $  239,256
Office Equipment                                  672,734
Leasehold Improvements                             41,046
Transportation Equipment                        1,208,858
                                               ----------

Total - At Cost                                 2,161,894
Less:  Accumulated Depreciation and Amortization1,248,921

  Net                                          $  912,973
  ---                                          ==========

Depreciation and amortization for the six months ended June 30, 1996 and 1995 was $64,500 and $45,800, respectively.

[6] Debt

Debt as of June 30, 1996 consisted of the following:

Bridge Notes - [Note 9]                                              $ 150,000
Note Payable                                                           328,501
Bank notes payable in monthly installments of principal and
  interest at rates ranging from 8.5% to 13.9% per annum,
  maturing October 1996 through September 2000 [A]                     365,985
                                                                     ---------

Total                                                                  844,486
Less:  Current Portion                                                 454,934

  Non-Current Portion                                                $ 389,552
  -------------------                                                =========

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
- ------------------------------------------------------------------------------



[6] Debt [Continued]

[A] Collateralized by transportation equipment.

Maturities of the bank notes and loan payable as of June 30, 1996 are as follows:

June 30,
  1996                                      $ 454,934
  1997                                        163,188
  1998                                        104,872
  1999                                         84,660
  2000                                         36,832
                                            ---------

  Total                                     $ 844,486
  -----                                     =========

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

[B] Incentive Stock Option Plan - In November of 1992, the Company adopted the "Incentive Stock Option Plan". The total number of shares that may be granted under this plan is 75,000 shares. The Company issued incentive options to purchase an aggregate of 60,000 shares of common stock exercisable at $1.00 per share for a period of four years commencing in August 1994.

[C] Non-Qualified Stock Option Plan -In November of 1992, the Company adopted the "Non-Qualified Stock Option Plan". The total number of shares that may be granted under this plan is 125,000 shares. In August of 1994, the Company issued an aggregate of 25,000 non-qualified options that are exercisable at 1.00 per share for a period of four years commencing in August 1994.

[D] Options to Underwriter - In June 1993, for a purchase price of $50, the underwriters of the public offering acquired an option to purchase up to an aggregate of 50,000 units for a five-year period expiring in February 1998. The Company has agreed to register, at its expense, under the Securities Act, on one occasion, the option and/or the underlying securities covered by the option upon certain conditions.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
- ------------------------------------------------------------------------------


[8] Stock Option Plans, Stock Options and Warrants [Continued]

[E] Consulting Agreement - In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist, the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $600,000, which represents the difference between the option price and the fair value of the preferred stock at the time of grant to account for these future services. For the six months ended June 30, 1996, the Company recorded compensation expense of $37,500.

[F] Directors' Stock Options - In November of 1995, the Company issued options to purchase 525,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to seven directors. The Company recorded in 1995 a deferred consulting cost of $1,155,000 which represents the fair value of the options issued. For the six months ended June 30, 1996, the Company recorded compensation expense of $578,000.

[G] Exercise of Series C Preferred Stock Options - In March of 1996, 150,000 Series C Preferred Options were exercised at $2.00 per share whereby the Company received proceeds of $300,000. In the second quarter of 1996, a total of 350,000 Series C stock options were exercised by consultants whereby proceeds of $700,000 were received by the Company.

[9] Bridge Financing

On November 30, 1994, the Company borrowed an aggregate of $200,000. In exchange for making a loan to the Company, the bridge lenders received two promissory notes: one note in the aggregate principal amount of $180,000 and the other note in the aggregate principal amount of $20,000. Each of the bridge notes bears interest at the rate of eight percent [8%] per annum. The $180,000 bridge loans were due and payable upon the earlier of (i) May 1, 1995, or (ii) the closing of the proposed public offering of the Company's securities. The $20,000 bridge loans were due on December 1, 1995. In addition, each bridge lender had the right to convert a convertible bridge note into a number of units ["preferred bridge units"] equal to the total dollar amount loaned to the Company by such bridge lender; provided, however, that one bridge lender may convert his convertible bridge note into the total dollar amount loaned to the Company plus an additional 50,000 preferred bridge units because such bridge lender surrendered 1,000,000 warrants exercisable for 1,000,000 shares of common stock. In February, the bridge lenders converted the convertible bridge notes into an aggregate of 250,000 preferred bridge units. Each unit is identical to the units being offered in the proposed public offering. One bridge lender who loaned $65,000 to the Company rescinded 1,000,000 warrants that were received in a private placement on February 2, 1994. Further, the Company agreed to register such units in the first registration statement filed by the Company following the date of the loan. The cost of obtaining this bridge financing was $580,000, which represents the fair value for the bridge units issued. As a result, the Company expensed $386,650 and $193,350 in 1995 and 1994, respectively, as bridge financing costs. In May of 1995, the Company was granted an extension for the maturity of the principal bridge notes until the earlier of (i) June 15, 1995 or
(ii) the closing of the public offering. These bridge notes were repaid on May 23, 1995, the date of the closing of the public offering [See Note 9A].

On March 31, 1996, Perry's borrowed an aggregate of $150,000 from nine [9] unaffiliated lenders [the "Bridge Lenders"]. In exchange for making loans to Perry's, each Bridge Lender received a promissory note [the "Bridge Note"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Bridge Notes were repaid at the closing of the public offering of Perry's securities in August of 1996.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
- ------------------------------------------------------------------------------




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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
- ------------------------------------------------------------------------------



[10] Stockholders' Equity [Continued]

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

[H] Exercise of Preferred Stock Options - In March of 1996, 150,000 Series C Preferred Options were exercised at $2.00 per share whereby the Company received proceeds of $300,000. In the second quarter of 1996, a total of 350,000 Series C stock options were exercised by consultants whereby proceeds of $700,000 were received by the Company.

[I] Stock Dividend - On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's common stock.

[J] Consulting Fees - Stock Issuance - On March 29, 1996, in conjunction with the acquisition agreement with Perry's [See Note 3C] the Company entered into a two year consulting agreement with the former principal of Perry's to assist in developing and enhancing the distribution of other beers and ales. As a part of the consulting agreement he was issued 350,000 shares of the Company's common stock on April 11, 1996. A deferred compensation cost of $33,000 was recorded in April of 1996 for the fair value of these shares. Compensation expense of $2,062 was recorded for the six months ended June 30, 1996.

[K] Loan - On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 400,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed for the fair value of these shares in the quarter ended June 30, 1996.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
- ------------------------------------------------------------------------------



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

[D] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 400,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the fair value of these shares. Compensation expense of $1,500 was recorded for the six months ended June 30, 1996.

[14] Going Concern

The Company incurred net losses of $3,826,230 and $1,192,542, respectively, for the years ended December 31, 1995 and 1994. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company intends to pursue additional equity financing as a vehicle for financing future operations and to secure debt financing from related and unrelated entities. The continuation of the Company as a going concern is dependent upon the success of these plans.

[15] Litigation

The Company is subject to litigation in the normal course of business. Management believes that such litigation will not have a material effect on the Company's financial position, results of operations or cash flows.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
- ------------------------------------------------------------------------------



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

[17] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of June 30, 1996:

                                                Carrying      Fair
                                                Amount       Value

Long-Term Debt                                $   389,552 $   389,552
Stock Subscription Receivable                 $        -- $        --

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
- ------------------------------------------------------------------------------



[17] Fair Value of Financial Instruments [Continued]

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






                      . . . . . . . . . . . . . . . . . . .

Item 2:

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 compared with the six months ended June 30, 1995

The following discussion of the Company's financial condition as of June 30, 1996 and results of operations for the six months ended June 30, 1996 and 1995, includes Bev-Tyme, Inc. and its subsidiaries [collectively, the "Company"] and should be read in conjunction with the Consolidated Financial Statements and Notes appearing elsewhere in this 10-QSB.

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

Results of Operations

For the six months ended June 30, 1996, the Company had a loss from operations of $1,179,106 and a net loss of $1,202,137 as compared to a loss from operations of $1,138,285 and a net loss of approximately $1,160,582 for the six months ended June 30, 1995. The primary reason for the increase of approximately $41,555 in net loss is the increase in expenses over the period.

The change in the elements of revenues and expenses reflect the Company's shift to primarily focusing on the distribution of beverage products rather than the manufacturing and marketing of its SunSprings(TM) products.

For the six months ended June 30, 1996, the Company's gross profit was $1,556,659 or 21% as compared to $1,072,477 or 19% in 1995. The change in the gross profit percentage was attributable to a change in the Company's product mix, primarily resulting from the beers and malt beverages. The Company intends to de-emphasize the sale of common beer and increase the focus on the sale of imported and microbrewed beers. Additionally, the Company liquidated a large amount of its "closeout" products in 1995 and does not anticipate a large amount of closeouts in 1996.

Selling, advertising and promotion expense for the six months ended June 30, 1996 and 1995 amounted to $568,302 and $534,025, respectively, and primarily consisted of salesmen's salaries, commissions and related expenses of the companies' distribution sales force.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 compared with the six months ended June 30, 1995

Results of Operations [Continued]

General and administrative expenses for the six months ended June 30, 1996 were $1,261.358 or 17% of net sales as compared to $1,118,487 or 20% of net sales in 1995.

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

Liquidity and Capital Resources

For the six months ended June 30, 1996, the Company utilized approximately $1,835,000 in operating activities. This utilization was primarily attributable to the net loss of approximately $1,200,000 and the decrease in liabilities of approximately $980,000.

The Company utilized approximately $317,000 from net investing activities for the six months ended June 30, 1996. This was primarily attributable to the acquisition of the net assets of Riverosa for approximately $150,000, as well as the purchase of capital equipment of approximately $167,000.

The Company generated approximately $2,147,000 from net financing activities for the six months ended June 30, 1996. This was primarily attributable to the sale of common stock for $45,200 and the exercise of Series C Preferred Stock Options for $1,300,000 and the collection of the stock subscription for $1,050,000 on the Series C Preferred Stock Options exercised in 1995.

At June 30, 1996, the Company had a working capital surplus of approximately $51,416 reflecting primarily the excess cash, accounts receivable and inventory over accounts payable and accrued expenses.
The Company's cash balance at June 30, 1996 was $149,224.

For the six months ended June 30, 1995, the Company utilized approximately $(351,000) in operating activities, utilized approximately $(688,000) in investing activities and generated approximately $1,403,000 in net financing activities.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 compared with the six months ended June 30, 1995

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 compared with the six months ended June 30, 1995

Liquidity and Capital Resources [Continued]

On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. The 400,000 shares of Series C Preferred are presented as treasury stock. Each share of Class A Preferred Stock may be convertible by the Company into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. In August of 1996, Perry's filed a registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission and the Company realized net proceeds of approximately $2,548,009. Minority interest on the balance sheet represents minority shareholders equity in Perry's.

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid at the closing of the Perry's initial public offering.

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 compared with the six months ended June 30, 1995

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

SIGNATURE
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                                          BEV-TYME, INC.



                                       By: /s/ Robert J. Forst
                                           Robert J. Forst
                             Chief Financial Officer

August 16, 1996

SIGNATURE
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                                          BEV-TYME, INC.



                                          By:
                                     Robert J. Forst
                             Chief Financial Officer



August 16, 1996