Form 10QSB/A
period 1996-06-30
BEV TYME INC
filed 1996-09-18
CIK 893996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                  FORM 10-QSB/A

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

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1996, was 924,221.

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





                         . . . . . . . . . . . . . . .



Item 1.  Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                                  $   149,224
  Accounts Receivable - Net                                                 863,579
  Inventory                                                                 939,589
  Prepaid Expenses                                                          215,800
  Note Receivable                                                            85,000
                                                                        -----------

  Total Current Assets                                                    2,253,192

Property and Equipment - Net                                                912,973
                                                                        -----------

Investments [3C]                                                            250,000

Other Assets:
  Restricted Cash                                                             5,125
  Security Deposits                                                          27,408
  Goodwill - Net                                                          2,715,945
  Other Assets                                                              183,751
                                                                        -----------

  Total Other Assets                                                      2,932,229

  Total Assets                                                          $ 6,348,394
                                                                        ===========



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------



Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $ 1,456,022
  Accrued Expenses                                                          210,907
  Payroll and Corporate Income Taxes Payable                                 54,912
  Notes Payable                                                             454,934
                                                                        -----------

  Total Current Liabilities                                               2,176,775

Long-Term Debt:
  Notes Payable                                                             389,552

Minority Interest                                                                --

Commitments and Contingencies [12]                                               --

Stockholders' Equity:
  Series C Convertible Preferred Stock - Authorized 5,800,000 Shares,
   Par Value of $.0001, 2,252,225 Shares Issued of which 400,000
   are Deemed to be Treasury Shares [3C]                                        225

  Common Stock - Authorized 75,000,000 Shares, 924,221 Shares
   Issued and Outstanding, Par Value of $.0001                                   92

  Additional Paid-in Capital                                             18,183,871

  Accumulated [Deficit]                                                 (10,411,308)

  Total                                                                   7,772,880
  Less:Treasury Stock [3C]                                               (2,000,000)
       Deferred Compensation                                             (1,990,813)

  Total Stockholders' Equity                                              3,782,067

  Total Liabilities and Stockholders' Equity                            $ 6,348,394
                                                                        ===========



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                   Three months ended         Six months ended
                                        June 30,                  June 30,
                                        --------                  --------
                                   1 9 9 6      1 9 9 5     1 9 9 6        1 9 9 5
                                   -------      -------     -------        -------

Sales - Net                     $ 5,023,796  $ 3,285,933   $7,421,705   $ 5,598,323

Cost of Goods Sold                3,952,709    2,785,851    5,865,046     4,525,846
                                -----------  -----------   ----------   -----------

  Gross Profit                    1,071,087      500,082    1,556,659     1,072,477
                                -----------  -----------   ----------   -----------

Selling, General and Administrative
  Expenses:
  Selling, Advertising and Prom.    335,633      305,713      568,302       534,025
  Amortization of Goodwill          104,459       86,600      208,918       171,600
  General and Administrative        718,535     681,877    1,256,406     1,118,487
  Amortization of Financing Costs        --           --           --       386,650
  Amortization of Consulting        408,187          --      697,187            --
                                     ------- -----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses        1,566,814    1,074,190    2,730,813     2,210,762
                                -----------  -----------   ----------   -----------

  [Loss] from Operations           (495,727)    (574,108)  (1,174,154)   (1,138,285)
                                -----------  -----------   ----------   -----------

Other [Income] Expense:
  Interest Expense                   17,805       14,419       28,108        22,297
  Interest Income                      (125)          --         (125)           --
                                -----------  -----------   ----------   -----------

  Other Expense - Net                17,680       14,419       27,983        22,297
                                -----------  -----------   ----------   -----------

  [Loss] Before Provision for
   Income Taxes                    (513,407)    (588,527)  (1,202,137)   (1,160,582)

Provision for Income Taxes               --           --           --            --
                                -----------  -----------   ----------   -----------

  Net [Loss]                    $  (513,407) $  (588,527)  $(1,202,137) $(1,160,582)
                                ===========  ===========   ===========  ===========

  Net [Loss] Per Share          $      (.56) $     (1.34)  $    (1.48)  $     (2.85)
                                ===========  ===========   ==========   ===========

  Weighted Average Number
   of Shares                        924,221      438,776      810,979       407,837
                                ===========  ===========   ==========   ===========



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
- ------------------------------------------------------------------------------


                                             Series C ConvertibAdditional                                               Total
                           Common    Stock    Preferred Stock        Paid-in    Accumulated    Treasury    Deferred     Stockholders
                           Shares       Amount   Shares     Amount*   Capital     [Deficit]     Stock        Compensation     Equity

  Balance - December 31, 1995 [18A]

                                458,776     46  1,352,225      135  $ 13,362,257$(8,938,721)--          (1,155,000)       3,268,717

Stock Issuance for Acquisition of
  Perry's Majestic Beer  [3C]      --       --    400,000       40     1,999,960        --  (2,000,000)     --              --

Stock Issued for Distributor Rights and
  Services in April 1996 [3D    ]80,000       8         --       --     868,292        --         --      (850,000)        18,300

Options Issued - Deferred Consulting
  Costs - February 1996 [8F]       --       --          --       --     600,000        --         --       (600,000)      --

Exercise of Stock Options for Series C
  Preferred Stock [8G][10H]        --       --    500,000        50     999,950        --         --       --             1,000,000

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1996 [10I]             270,445       27          --    --     270,423  (270,450)        --       --       --

Consulting Agreement - April 1996
 [10L]                           40,000         4       --       --      24,996        --         --        (25,000)      --

Consulting Agreement - April 1996
[10J]                            35,000         3       --       --      32,997        --         --         (33,000)      --

Financing Costs [10K]            40,000         4           --   --      24,996        --         --         (25,000)      --

Amortization of Deferred Compensation
  Costs                           --       --       --       --          --        --         --              697,187     697,187

Net [Loss] for the six months
  ended June 30, 1996             --       --       --       --          --      (1,202,137)       --       --          (1,202,137)
                             ---------  -------  -------  -------  ----------    ----------        --------- -------- ----------

  Balance - June 30, 1996
   [Unaudited]                 924,221  $    92  2,252,225 $   225  $18,183,871 $(10,411,308)(2,000,000)     (1,990,813)  3,782,067
                              =========  =======  ========  ========  ========= ============== =========     =========   ==========

* No allocation has been made to par value for the preferred stock because of the insignificant dollar amounts.

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                               Six months ended
                                                                   June 30,
                                                              1 9 9 6      1 9 9 5
                                                              -------      -------
Operating Activities:
  Net [Loss]
                                                          $(1,202,137) $(1,160,582)
                                                           -----------  -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation                                                64,500        45,800
   Amortization of Intangibles                                     --       386,650
   Amortization of Goodwill                                   208,918       171,600
   Compensation Expense on Issuance of Options                697,187            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in Assets:
     Accounts Receivable                                     (243,709)     (128,240)
     Inventory                                               (158,651)     (284,460)
     Prepaid Expenses                                         (61,845)      167,573
     Prepaid Offering Cost                                         --        71,182
     Other Assets                                            (159,364)           --

   Increase [Decrease] in Liabilities:
     Accounts Payable and Accrued Expenses                   (804,672)      379,603
     Payroll and Corporate Income Taxes Payable              (199,787)           --
                                                           ----------   -----------

   Total Adjustments                                         (657,423)      809,708
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                (1,859,560)     (350,874)
                                                           ----------   -----------

Investing Activities:
  Acquisition Costs                                                --      (161,060)
  Equipment Acquisitions                                     (142,107)           --
  Partial Payment on Riverosa Acquisition [3C]               (150,000)           --
  Acquisition of Subsidiary - Net of Cash Acquired                 --      (526,562)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                  (292,107)     (687,622)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Bridge Loan                                    90,000            --
  [Acquisition] Redemption of a Certificate of Deposit             --            --
  Proceeds from Loan Payable                                  138,750       (88,381)
  Payments of Capital Lease Obligations                       (31,732)       (4,216)
  Payments of Note Payable - Related Parties                       --            --
  Proceeds of Note Payable - Related Parties                       --            --
  Payment of Bridge Loan Obligation                                --      (180,000)
  Proceeds from Sale of Common Stock                           45,200            --
  Exercise of Options and Proceeds from Stock Subscription  2,350,000            --
  Payments of Notes Payable                                  (186,041)      (12,918)
  Repayment of Shareholder - Loan Payable                    (259,000)           --
  Proceeds of Public Offering - Net of Offering Costs              --     1,688,787
                                                           ----------   -----------

  Net Cash - Financing Activities - Forward                $2,147,177   $ 1,403,272


See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                               Six months ended
                                                                   June 30,
                                                              1 9 9 6      1 9 9 5
                                                              -------      -------

  Net Cash - Operating Activities - Forwarded              $(1,859,560) $  (350,874)

  Net Cash - Investing Activities - Forwarded                (292,107)     (687,622)

  Net Cash - Financing Activities - Forwarded               2,147,177     1,403,272
                                                           ----------   -----------

  Net [Decrease] in Cash                                       (4,490)      364,776

Cash - Beginning of Periods                                   153,714        68,377
                                                           ----------   -----------

  Cash - End of Periods                                    $  149,224   $   433,153
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $   23,156   $    22,297
   Income Taxes                                            $       --   $        --



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

[C] Perry's Majestic Beer, Inc. - On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. The 400,000 shares of Series C Preferred are presented as treasury stock. Each share of Class A Preferred Stock may be convertible by the Company into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. Perry's filed a registration statement for 583,335 shares of common stock at $6.00 per share. The proceeds from this offering were approximately $2,500,000. The bridge lenders waived their rights to warrants for 3,000,000 shares of common stock as recorded in their original agreement with Perry's.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
- ------------------------------------------------------------------------------


[3] Acquisition [Continued]

[D] Acquisition - On April 29, 1996, the Company entered into an agreement to acquire certain assets and assume certain leases for twenty-two trucks and eighteen sales people. Simultaneously with this transaction, the Company entered into an agreement with a company to be an exclusive distributor. The Company issued 30,000 shares of the Company's common stock at an estimated fair value of $18,300 and paid cash of $200,000 for this agreement. The Company also entered into two employment agreements whereby the two individuals were issued a total of 50,000 shares of the Company's common stock and options for 300,000 Series C Preferred Stock, subject to an increasing number of shares under certain circumstances, exercisable at $1.50 per share. A total of $850,000 was recorded as a deferred compensation cost in April of 1996 for the fair value of the 50,000 shares of common stock and the 300,000 Series C Preferred Stock Options.

[4] Inventories

Inventories as of June 30, 1996 consisted of the following:

Raw Materials                               $   17,749
Finished Goods                                 921,840
                                            ----------

  Total                                     $  939,589
  -----                                     ==========

The Company's inventory consists primarily of finished goods. The Company evaluates inventory obsolescence and impairment on a monthly basis.

[5] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization as of June 30, 1996 are as follows:

Warehouse Equipment                            $  239,256
Office Equipment                                  672,734
Leasehold Improvements                             41,046
Transportation Equipment                        1,208,858
                                               ----------

Total - At Cost                                 2,161,894
Less:  Accumulated Depreciation                 1,248,921

  Net                                          $  912,973
  ---                                          ==========

Depreciation expense for the six months ended June 30, 1996 and 1995 was $64,500 and $45,800, respectively.

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

[8] Stock Option Plans, Stock Options and Warrants

[A] Directors' Stock Options - In November of 1995, the Company issued options to purchase 525,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to seven directors. The Company recorded in 1995 a deferred consulting cost of $1,155,000 which represents the fair value of the options issued. For the six months ended June 30, 1996, the Company recorded compensation expense of $578,000.

[B] As of December 31, 1995, 525,000 common stock options that were issued in August of 1994 are outstanding and have vested to directors, officers and employees of the Company at an exercise price of $.69 per share. The Company also issued in 1995, 300,000 common stock options that vest in May of 1996 to directors, officers and employees of the Company at an exercise price of $2.00 per share.

[C] Incentive Stock Option Plan - In November of 1992, the Company adopted the "Incentive Stock Option Plan". The total number of shares that may be granted under this plan is 75,000 shares. The Company issued incentive options to purchase an aggregate of 60,000 shares of common stock exercisable at $1.00 per share for a period of four years commencing in August 1994.

[D] Non-Qualified Stock Option Plan -In November of 1992, the Company adopted the "Non-Qualified Stock Option Plan". The total number of shares that may be granted under this plan is 125,000 shares. In August of 1994, the Company issued an aggregate of 25,000 non-qualified options that are exercisable at 1.00 per share for a period of four years commencing in August 1994.

[E] Options to Underwriter - In June 1993, for a purchase price of $50, the underwriters of the public offering acquired an option to purchase up to an aggregate of 50,000 units for a five-year period expiring in February 1998. The Company has agreed to register, at its expense, under the Securities Act, on one occasion, the option and/or the underlying securities covered by the option upon certain conditions.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
- ------------------------------------------------------------------------------




[8] Stock Option Plans, Stock Options and Warrants [Continued]

[F] Consulting Agreement - In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist, the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $600,000, which represents the difference between the option price and the fair value of the preferred stock at the time of grant to account for these future services. For the six months ended June 30, 1996, the Company recorded compensation expense of $37,500.

[G] Exercise of Series C Preferred Stock Options - In March of 1996, 150,000 Series C Preferred Options were exercised at $2.00 per share whereby the Company received proceeds of $300,000. In the second quarter of 1996, a total of 350,000 Series C stock options were exercised by consultants whereby proceeds of $700,000 were received by the Company.

[9] Bridge Financing

On November 30, 1994, the Company borrowed an aggregate of $200,000. In exchange for making a loan to the Company, the bridge lenders received two promissory notes: one note in the aggregate principal amount of $180,000 and the other note in the aggregate principal amount of $20,000. Each of the bridge notes bears interest at the rate of eight percent [8%] per annum. The $180,000 bridge loans were due and payable upon the earlier of (i) May 1, 1995, or (ii) the closing of the proposed public offering of the Company's securities. The $20,000 bridge loans were due on December 1, 1995. In addition, each bridge lender had the right to convert a convertible bridge note into a number of units ["preferred bridge units"] equal to the total dollar amount loaned to the Company by such bridge lender; provided, however, that one bridge lender may convert his convertible bridge note into the total dollar amount loaned to the Company plus an additional 50,000 preferred bridge units because such bridge lender surrendered 1,000,000 warrants exercisable for 1,000,000 shares of common stock. In February, the bridge lenders converted the convertible bridge notes into an aggregate of 250,000 preferred bridge units. Each unit is identical to the units being offered in the proposed public offering. One bridge lender who loaned $65,000 to the Company rescinded 1,000,000 warrants that were received in a private placement on February 2, 1994. Further, the Company agreed to register such units in the first registration statement filed by the Company following the date of the loan. The cost of obtaining this bridge financing was $580,000, which represents the fair value for the bridge units issued. As a result, the Company expensed $386,650 and $193,350 in 1995 and 1994, respectively, as bridge financing costs. In May of 1995, the Company was granted an extension for the maturity of the principal bridge notes until the earlier of (i) June 15, 1995 or
(ii) the closing of the public offering. These bridge notes were repaid on May 23, 1995, the date of the closing of the public offering.

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

[H] Exercise of Preferred Stock Options - In March of 1996, 150,000 Series C Preferred Options were exercised at $2.00 per share whereby the Company received proceeds of $300,000. In the second quarter of 1996, 350,000 Series C Preferred stock options were exercised by consultants whereby proceeds of $700,000 were received by the Company.

[I] Stock Dividend - On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's common stock.

[J] Consulting Fees - Stock Issuance - On March 29, 1996, in conjunction with the acquisition agreement with Perry's [See Note 3C] the Company entered into a two year consulting agreement with the former principal of Perry's to assist in developing and enhancing the distribution of other beers and ales. As a part of the consulting agreement he was issued 35,000 shares of the Company's common stock on April 11, 1996. A deferred compensation cost of $33,000 was recorded in April of 1996 for the estimated fair value of these shares. Compensation expense of $2,062 was recorded for the six months ended June 30, 1996.

[K] Loan - On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 40,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed for the estimated fair value of these shares in the quarter ended June 30, 1996.

[L] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 40,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the estimated fair value of these shares and compensation expense of $1,500 was recorded for the six months ended June 30, 1996.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
- ------------------------------------------------------------------------------



[13] Commitments and Contingencies

[A] The Company has entered into various operating lease agreements to lease office space and warehouse space with initial terms ranging from less than one to five years. Rent expense for the years ended December 31, 1995 and 1994 was $246,925 and $262,750, respectively. This lease expired in February of 1996. Commencing March of 1996, the Company revised the nature of this agreement to a month-to-month arrangement for $20,500 a month.

In addition, the Company has non-cancelable operating leases for office and warehouse equipment. Obligations under these leases for the periods through 2000 are as follows:

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

[D] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 40,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the estimated fair value of these shares. Compensation expense of $1,500 was recorded for the six months ended June 30, 1996.

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

[18] Subsequent Events

[A] Reverse Stock Split - On July 16, 1996, the Company's common stockholders approved a one-for-ten reverse stock split. The financial statements have been adjusted retroactively for the reverse stock split.

[B] Options Issued in August of 1996 - In August 1996, the Company issued to certain officers, directors and employees options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. None of such options have been exercised.



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

In June 1995, the Company purchased the net assets of SB&S, another beverage distributor, which will increase its current customer distribution base, territory and enable the Company to commence distribution of beer and other malt beverages. The Company acquired the net assets of SB&S for $500,000 in cash, 20,000 shares of the Company's common stock valued at $31,250 and options to purchase 7,500 shares of the Company's common stock.

As a result of the Company's recurring losses from operations, the Company's auditors believed there was substantial doubt about the Company's ability to continue as a going concern at December 31, 1995 and issued a going concern qualification to their report dated March 21, 1996.

Results of Operations

For the six months ended June 30, 1996, the Company had a loss from operations of $1,174,154 and a net loss of $1,202,137 as compared to a loss from operations of $1,138,285 and a net loss of approximately $1,160,582 for the six months ended June 30, 1995. The primary reason for the increase of approximately $41,555 in net loss is the increase in expenses over the period.

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 compared with the six months ended June 30, 1995

Results of Operations [Continued]

General and administrative expenses for the six months ended June 30, 1996 were $1,256,406 or 17% of net sales as compared to $1,118,487 or 20% of net sales in 1995.

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

Liquidity and Capital Resources

For the six months ended June 30, 1996, the Company utilized approximately $1,860,000 in operating activities. This utilization was primarily attributable to the net loss of approximately $1,200,000 and the decrease in liabilities of approximately $1,000,000.

The Company utilized approximately $292,000 from net investing activities for the six months ended June 30, 1996. This was primarily attributable to the acquisition of the net assets of Riverosa for approximately $150,000, as well as the purchase of capital equipment of approximately $142,000.

The Company generated approximately $2,147,000 from net financing activities for the six months ended June 30, 1996. This was primarily attributable to the sale of common stock for $45,200 and the exercise of Series C Preferred Stock Options for $1,300,000 and the collection of the stock subscription for $1,050,000 on the Series C Preferred Stock Options exercised in 1995.

At June 30, 1996, the Company had a working capital surplus of approximately $76,416 reflecting primarily the excess cash, accounts receivable and inventory over accounts payable and accrued expenses.
The Company's cash balance at June 30, 1996 was $149,224.

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 compared with the six months ended June 30, 1995

Liquidity and Capital Resources [Continued]

In November and December 1994, the Company borrowed an aggregate of $200,000 from certain lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received two [2] promissory notes [the "Bridge Notes"]. Certain Bridge Notes are in the aggregate principal amount of $180,000 [the "Principal Bridge Notes"] and the other Bridge Notes are in the aggregate principal amount equal to $20,000 [the "Convertible Bridge Notes"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Principal Bridge Notes were due and payable upon the earlier of (i) June 15, 1995, or (ii) the closing of the Offering. The Convertible Bridge Notes are due and payable on December 1, 1995. In addition, each Bridge Lender had the right to convert a Convertible Bridge Note into a number of units ["Bridge Units"] equal to the total dollar amount loaned to the Company by such Bridge Lender; provided, however, that one Bridge Lender may convert its Convertible Bridge
Note into the total dollar amount loaned to the Company plus an additional 50,000 Bridge Units because such Bridge Lender surrendered 100,000 warrants exercisable for 100,000 shares of Common Stock. In February 1995, the Bridge Lenders converted the Convertible Bridge Notes into an aggregate of 250,000 Bridge Units at a conversion price of $.10 per Bridge Unit. The Company entered into the bridge financing transactions because it required additional financing and no other sources of financing were available to the Company at that time. The conversion price to the Bridge Lenders is significantly less than the offering price of the Units offered hereby because of the risk associated with the repayment of the Bridge Loans. Further, the Company agreed to register such Bridge Units in the first registration statement filed by the Company following the date of the loan. The bridge notes were repaid on May 23, 1995, the close of the Public Offering.

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 compared with the six months ended June 30, 1995

Liquidity and Capital Resources [Continued]

On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. The 400,000 shares of Series C Preferred are presented as treasury stock. Each share of Class A Preferred Stock may be convertible by the Company into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. In August of 1996, Perry's filed a registration statement on Form SB-2 which was declared effective by the Securities and Exchange Commission. Perry's realized net proceeds of approximately $2,548,009.

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

SIGNATURE
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned thereon duly authorized.



                                          BEV-TYME, INC.



                                          By: /s/ Robert J. Forst
                                              Robert J. Forst
                             Chief Financial Officer

September 18, 1996