Form 10QSB
period 1996-09-30
BEV TYME INC
filed 1996-11-19
CIK 893996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1996    Commission File Number 33-53748C

                         BEV-TIME, INC. AND SUBSIDIARIES
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

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 19, 1996, was 924,221.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------



                                                             Page to Page
PART I

Item 1.  Financial Statements

   Consolidated Balance Sheet - Assets as of September 30, 1996
   [Unaudited]................................................. 1

   Consolidated Balance Sheet - Liabilities and Stockholders' Equity -
   as of September 30, 1996 [Unaudited]........................ 2

   Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995 [Unaudited]............... 3

   Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1996 [Unaudited]........................ 4

   Consolidated Statements of Cash Flows for the nine months
   ended September 30, 1996 and 1995 [Unaudited]............... 5.....  6

   Notes to Consolidated Financial Statements [Unaudited]...... 7..... 17

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations...................18......23

Signature......................................................24





                         . . . . . . . . . . . . . . .

Item 1.  Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                                  $ 2,078,640
  Accounts Receivable - Net                                               1,021,079
  Inventory                                                                 706,318
  Prepaid Expenses                                                          122,380
                                                                        -----------

  Total Current Assets                                                    3,928,417

Property and Equipment - Net                                                887,618
                                                                        -----------

Other Assets:
  Restricted Cash                                                             5,127
  Security Deposits                                                          18,476
  Goodwill - Net                                                          2,876,936
  Other Assets                                                              303,862
                                                                        -----------

  Total Other Assets                                                      3,204,401

  Total Assets                                                          $ 8,020,436
                                                                        ===========



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $ 1,669,967
  Accrued Expenses                                                          275,113
  Payroll and Corporate Income Taxes Payable                                 33,981
  Notes Payable                                                             236,544
                                                                        -----------

  Total Current Liabilities                                               2,215,605

Long-Term Debt:
  Notes Payable                                                             343,646

Commitments and Contingencies [12]                                               --

Stockholders' Equity:
  Series C Convertible Preferred Stock - Authorized 5,800,000 Shares,
   Par Value of $.0001, 2,252,225 Shares Issued of which 400,000
   are Deemed to be Treasury Shares [3C]                                        225

  Common Stock - Authorized 75,000,000 Shares, 924,221 Shares
   Issued and Outstanding, Par Value of $.0001                                   92

  Additional Paid-in Capital                                             22,856,457

  Accumulated [Deficit]                                                 (11,807,276)

  Total                                                                  11,049,498
  Less:Treasury Stock [3C]                                               (2,000,000)
       Deferred Compensation                                             (3,588,313)

  Total Stockholders' Equity                                              5,461,185

  Total Liabilities and Stockholders' Equity                            $ 8,020,436
                                                                        ===========



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                   Three months ended         Nine months ended
                                      September 30,              September 30,
                                      -------------              -------------
                                   1 9 9 6      1 9 9 5     1 9 9 6        1 9 9 5
                                   -------      -------     -------        -------

Sales - Net                     $ 5,774,192  $ 3,992,913   $13,195,897  $ 9,591,236

Cost of Goods Sold                5,012,435    3,352,404   10,877,481     7,878,250
                                -----------  -----------   ----------   -----------

  Gross Profit                      761,757      640,509    2,318,416     1,712,986
                                -----------  -----------   ----------   -----------

Selling, General and Administrative
  Expenses:
  Selling, Advertising and
  Promotion                         432,133      338,425    1,000,435       872,450
  Amortization of Goodwill          112,659      108,146      321,577       279,746
  General and Administrative
  Expenses                           1,014,814   438,404    2,271,220     1,556,891
  Amortization of Financing Costs        --           --           --       386,650
  Amortization of Consulting
  Services                            590,000   1,174,250    1,287,187     1,174,250
                                     ------- -----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses        2,149,606    2,059,225    4,880,419     4,269,987
                                -----------  -----------   ----------   -----------

  [Loss] from Operations         (1,387,849)  (1,418,716)  (2,562,003)   (2,557,001)
                                -----------  -----------   ----------   -----------

Other [Income] Expense:
  Interest Expense                    8,119        5,452       36,227        27,749
  Interest Income                        --           --         (125)           --
                                -----------  -----------   ----------   -----------

  Other Expense - Net                 8,119        5,452       36,102        27,749
                                -----------  -----------   ----------   -----------

  [Loss] Before Provision for
   Income Taxes                  (1,395,968)  (1,424,168)  (2,598,105)   (2,584,750)

Provision for Income Taxes               --           --           --            --
                                -----------  -----------   ----------   -----------

  Net [Loss]                    $(1,395,968) $(1,424,168)  $(2,598,105) $(2,584,750)
                                ===========  ===========   ===========  ===========

  Net [Loss] Per Share          $     (1.51) $     (3.10)  $    (3.22)  $     (6.18)
                                ===========  ===========   ==========   ===========

  Weighted Average Number
   of Shares                        924,221      458,776      807,823       418,263
                                ===========  ===========   ==========   ===========



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
[UNAUDITED]
------------------------------------------------------------------------------


                                             Series C ConvertibAdditional                                       Total
                              Common Stock      Preferred Stock    Paid-in  AccumulatedTreasury    Deferred    Stockholders'
                              Shares   Amount   Shares   Amount*   Capital   [Deficit]   Stock     Compensation    Equity

  Balance - December 31, 1995
              [18A]              458,776   46     1,352,225  135  $ 13,362,257   $(8,938,721) --  $      (1,155,000)     3,268,717

Stock Issuance for Acquisition of
  Perry's Majestic Beer  [3C]     --       --       400,000   40     1,999,960  --            (2,000,000)      --       --

Stock Issued for Distributor
Rights and Services in
 April 1996[3D]                   80,000     8       --       --      868,292  --         --               (850,000)      18,300

Options Issued - Deferred
Consulting Costs -
February 1996 [8F]                    --       --       --       --   600,000        --         --         (600,000)      --

Exercise of Stock Options for
 Series C Preferred Stock [8G][10H}   --       --  500,000     50      999,950        --         --       --              1,000,000

Options Issued for 1997 Services
  in August 1996 [8H]                 --       --       --       --   2,187,500        --            --    (2,187,500)    --

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1996 [10I]              270,445      27       --       --   270,423   (270,450)        --       --       --

Consulting Agreement - April 1996
 [10L]                             40,000        4   --       --      24,996        --         --           (25,000)      --

Consulting Agreement - April 1996
               [10J]                35,000         3   --       --    32,997        --         --            (33,000)      --

Financing Costs - April 1996
[10K]                               40,000        4       --       --  24,996        --         -            (25,000)      --

Proceeds from Public Offering -
Perry's                              --       --       --            2,485,086  --        --       --                    2,485,086

Amortization of Deferred
Compensation Costs - Nine
months ended
  September 30, 1996              --       --       --       --          --        --         --             1,287,187   1,287,187

Net [Loss] for the
nine months   ended
September 30, 1996               --       --       --       --          --  (2,598,105)       --       --   (2,598,105)
                             -------  -------  -------  -------  ---------- ---------- --------- -------- ---------- -------------

  Balance -
  September 30, 1996
   [Unaudited]                  924,221  $   92  2,252,225 $  225  $22,856,457 $ (11,807,276) (2,000,000)  (3,588,313)    5,461,185
                                =========  ==== = ========== ====== ===========  ============    =========  ===========   ==========


* No allocation has been made to par value for the preferred stock because of the insignificant dollar amounts.



See Notes to Consolidated Financial Statements.


BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Nine months ended
                                                                 September 30,
                                                              1 9 9 6      1 9 9 5
                                                              -------      -------

Operating Activities:
  Net [Loss]                                               $(2,598,105) $(2,584,750)
                                                           -----------  -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation                                                94,500        71,700
   Amortization of Intangibles                                     --       386,650
   Amortization of Goodwill                                   331,577       279,746
   Compensation Expense on Issuance of Options                     --     1,174,250
   Amortization of Deferred Compensation Costs              1,287,187            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in Assets:
     Accounts Receivable                                     (316,209)     (360,042)
     Inventory                                                 74,620      (230,252)
     Prepaid Expenses                                          31,575       190,224
     Other Assets                                            (275,491)           --

   Increase [Decrease] in Liabilities:
     Accounts Payable and Accrued Expenses                   (361,039)      441,455
     Payroll and Corporate Income Taxes Payable              (220,718)           --
                                                           ----------   -----------

   Total Adjustments                                          646,002     1,953,731
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                (1,952,103)     (631,019)
                                                           ----------   -----------

Investing Activities:
  Old Marlborough Acquisition                                (160,513)           --
  Equipment Acquisitions                                     (143,681)     (253,162)
  Riverosa Acquisition [3C]                                  (250,000)           --
  Acquisition of Subsidiary - Net of Cash Acquired                 --      (526,562)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                  (554,194)     (779,724)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Bridge Loan                                   150,000            --
  Proceeds from Loan Payable                                  138,750        50,000
  Payments of Capital Lease Obligations                       (45,906)       (5,890)
  Repayments of Note Payable - Related Parties                     --       (45,000)
  Proceeds of Note Payable - Related Parties                       --        45,000
  Payment of Bridge Loan Obligation                          (150,000)     (180,000)
  Proceeds from Sale of Common Stock                           50,000            --
  Exercise of Options and Proceeds from Stock Subscription  2,350,000            --
  Payments of Loan Payable                                   (277,707)      (50,000)
  Repayment of Shareholder - Loan Payable                    (259,000)           --
  Proceeds of Public Offering - Net of Offering Costs       2,475,086     1,759,969
  Payments of Notes Payable - Bank                                 --      (171,558)
                                                           ----------   -----------

  Net Cash - Financing Activities - Forward                $4,431,223   $ 1,402,521


See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Nine months ended
                                                                 September 30,
                                                              1 9 9 6      1 9 9 5
                                                              -------      -------

  Net Cash - Operating Activities - Forwarded              $(1,952,103) $  (631,019)

  Net Cash - Investing Activities - Forwarded                (554,194)     (779,724)

  Net Cash - Financing Activities - Forwarded               4,431,223     1,402,521
                                                           ----------   -----------

  Net Increase [Decrease] in Cash                           1,924,926        (8,222)

Cash - Beginning of Periods                                   153,714        68,377
                                                           ----------   -----------

  Cash - End of Periods                                    $2,078,640   $    60,155
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $   36,227   $    27,749
   Income Taxes                                            $   12,104   $    23,965



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



[1] Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with the requirements of Regulation S-B and Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles; however, in the opinion of the management of the Company, the interim financial statements include all adjustments which are necessary in order to make the interim financial statements not misleading. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes, thereto, contained in the annual report on Form 10-KSB for the year ended December 31, 1995.

[2] General Information and Summary of Significant Accounting Policies

General and Organization - New Day Beverage Co. was an Illinois corporation originally established in April 1991 and maintained its principal place of business in Chicago, Illinois. In August of 1992, New Day Beverage Co. changed its name to New Day Beverage, Inc. and changed its state of incorporation to Delaware and in February 1994, relocated its principal place of business to Brooklyn, New York.On January 11, 1996, the Company changed its name to Bev-Tyme, Inc.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[2]General Information and Summary of Significant Accounting Policies
[Continued]

Goodwill - Amounts paid for securities of newly-acquired subsidiaries in excess of the fair value of the net assets of such subsidiaries have been charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. These revenues are highly dependent upon current management of the subsidiaries whose employment contracts cover periods up to seven years. The Company has decided to amortize its goodwill over a period of up to ten years under the straight-line method. In 1994, the Company changed its estimate of the useful life of goodwill from seven to ten years because of the increased term of the employment contracts and the increase in consolidated sales. Accumulated amortization at September 30, 1996 was $1,158,869. The Company's policy is to evaluate the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired by comparing the carrying value of goodwill to the value of projected undiscounted cash flows from acquired assets or businesses. Impairment is recognized if the carrying value of goodwill is less than the projected undiscounted cash flow from the acquired assets or business.

Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the New York metropolitan area.

The Company maintains cash balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1996, the Company's uninsured cash balance totaled $1,878,640.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at September 30, 1996, which amounted to approximately $180,000. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for each of the nine months ended September 30, 1996 and 1995, the Company purchased inventory from two suppliers which comprised approximately 23% and 9%, respectively, of the Company's total cost of sales.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



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

[C] Perry's Majestic Beer, Inc. - On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. The 400,000 shares of Series C Preferred are presented as treasury stock. Each share of Class A Preferred Stock may be convertible by the Company into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. Perry's filed a registration statement for 583,335 shares of common stock at $6.00 per share. The proceeds from this offering were approximately $2,500,000. The bridge lenders waived their rights to warrants for 3,000,000 shares of common stock as recorded in their original agreement with Perry's. Minority interest is not represented on the balance sheet because the amount is deemed immaterial.

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% was paid in August of 1996 with proceeds from the Company's initial public offering

In August of 1996, Perry's entered into a letter of intent to acquire a brewery. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewery. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was for distribution rights.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------


[3] Acquisition [Continued]

[D] Acquisition - On April 29, 1996, the Company entered into an agreement to acquire certain assets and assume certain leases for twenty-two trucks and eighteen sales people. Simultaneously with this transaction, the Company entered into an agreement with a company to be an exclusive distributor. The Company issued 30,000 shares of the Company's common stock at an estimated fair value of $18,300 and paid cash of $200,000 for this agreement. The Company also entered into two employment agreements whereby the two individuals were issued a total of 50,000 shares of the Company's common stock and options for 300,000 Series C Preferred Stock, subject to an increasing number of shares under certain circumstances, exercisable at $1.50 per share. A total of $850,000 was recorded as a deferred compensation cost in April of 1996 for the fair value of the 50,000 shares of common stock and the 300,000 Series C Preferred Stock Options. For the nine months ended September 30, 1996, the Company recognized compensation expense of $159,625.

[4] Inventories

Inventories as of September 30, 1996 consisted of the following:

Raw Materials                               $   16,249
Finished Goods                                 690,069
                                            ----------

  Total                                     $  706,318
  -----                                     ==========

The Company's inventory consists primarily of finished goods. The Company evaluates inventory obsolescence and impairment on a monthly basis.

[5] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization as of September 30, 1996 are as follows:

Warehouse Equipment                            $  243,901
Office Equipment                                  672,734
Leasehold Improvements                             41,046
Transportation Equipment                        1,208,858
                                               ----------

Total - At Cost                                 2,166,539
Less:  Accumulated Depreciation                 1,278,921

  Net                                          $  887,618
  ---                                          ==========

Depreciation expense for the nine months ended September 30, 1996 and 1995 was $94,500 and $71,700, respectively.

[6] Debt

Debt as of September 30, 1996 consisted of the following:

Note Payable                                                         $ 260,111
Bank notes payable in monthly installments of principal and
  interest at rates ranging from 8.5% to 13.9% per annum,
  maturing October 1996 through September 2000 [A]                     320,079
                                                                     ---------

Total                                                                  580,190
Less:  Current Portion                                                 236,544

  Non-Current Portion                                                $ 343,646
  -------------------                                                =========

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[6] Debt [Continued]

[A] Collateralized by transportation equipment.

Maturities of the bank notes and loan payable as of September 30, 1996 are as follows:

September 30,
   1996                                     $ 236,544
   1997                                       117,282
   1998                                       104,872
   1999                                        84,660
   2000                                        36,832
                                            ---------

   Total                                    $ 580,190
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

[8] Stock Option Plans, Stock Options and Warrants

[A] Directors' Stock Options - In November of 1995, the Company issued options to purchase 525,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to seven directors. The Company recorded in 1995 a deferred consulting cost of $1,155,000 which represents the fair value of the options issued. For the nine months ended September 30, 1996, the Company recorded compensation expense of $866,250 [See Note 18B].

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



[8] Stock Option Plans, Stock Options and Warrants [Continued]

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

[F] Consulting Agreement - In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist, the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $600,000, which represents the difference between the option price and the fair value of the preferred stock at the time of grant to account for these future services. For the nine months ended September 30, 1996, the Company recorded compensation expense of $225,000. These options were exercised in 1996.

[G] Exercise of Series C Preferred Stock Options - In March of 1996, 150,000 Series C Preferred Options were exercised at $2.00 per share whereby the Company received proceeds of $300,000. In the second quarter of 1996, a total of 350,000 Series C stock options were exercised by consultants whereby proceeds of $700,000 were received by the Company.

[H] Options to Officers, Directors and Employees - In August 1996, the Company issued to certain officers, directors and employees options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. None of such options have been exercised. The Company recorded deferred compensation cost of $2,187,500 in August of 1996 for the excess of the estimated fair value of these options over the exercise price and will record the expense over the period of service.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[9] Bridge Financing [Continued]

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[10] Stockholders' Equity [Continued]

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

[J] Consulting Fees - Stock Issuance - On March 29, 1996, in conjunction with the acquisition agreement with Perry's [See Note 3C] the Company entered into a two year consulting agreement with the former principal of Perry's to assist in developing and enhancing the distribution of other beers and ales. As a part of the consulting agreement he was issued 35,000 shares of the Company's common stock on April 11, 1996. A deferred compensation cost of $33,000 was recorded in April of 1996 for the estimated fair value of these shares. Compensation expense of $6,187 was recorded for the nine months ended September 30, 1996.

[K] Loan - On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 40,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed for the estimated fair value of these shares in the quarter ended June 30, 1996.

[L] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 40,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the estimated fair value of these shares and compensation expense of $4,625 was recorded for the nine months ended September 30, 1996.

[M] Reverse Stock Split - On July 16, 1996, the Company's common stockholders approved a one-for- ten reverse stock split. The financial statements have been adjusted retroactively for the reverse stock split.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
------------------------------------------------------------------------------



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

[D] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 40,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the estimated fair value of these shares. Compensation expense of $4,625 was recorded for the nine months ended September 30, 1996.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
------------------------------------------------------------------------------


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

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 on January 1, 1996. Adoption of SFAS No. 121 did not have a material impact on the Company's financial statements. In the future, if the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on January 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995. The adoption of SFAS No. 123 could have a material impact on the Company's financial statements.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[17] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet classifications as of September 30, 1996:

                                                Carrying      Fair
                                                Amount       Value

Long-Term Debt                                $   343,646 $   343,646

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

[18] Subsequent Events

[A] Loan Payable - In October of 1996, the Company received a $250,000 loan with 8% interest from an unaffiliated party. This loan is due in one year. The lender received warrants for 100,000 shares of the Company's common stock.

[B] Exercise of Series C Preferred Stock Options - In October and November of 1996, the Company received $750,000 from the exercise of 375,000 Series C Preferred Stock Options.





                      . . . . . . . . . . . . . . . . . . .

Item 2:

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended September 30, 1996 compared with the nine months ended September 30, 1995

The following discussion of the Company's financial condition as of September 30, 1996 and results of operations for the nine months ended September 30, 1996 and 1995, includes Bev-Tyme, Inc. and its subsidiaries [collectively, the "Company"] and should be read in conjunction with the Consolidated Financial Statements and Notes appearing elsewhere in this 10-QSB.

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

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% was paid in August of 1996 with proceeds from the Company's initial public offering

In August of 1996, Perry's entered into a letter of intent to acquire a brewery. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewery. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was for distribution rights.

As a result of the Company's recurring losses from operations, the Company's auditors believed there was substantial doubt about the Company's ability to continue as a going concern at December 31, 1995 and issued a going concern qualification to their report dated March 21, 1996.

Results of Operations

For the nine months ended September 30, 1996, the Company had a loss from operations of $2,562,003 and a net loss of $2,598,105 as compared to a loss from operations of $1,387,849 and a net loss of $1,395,968 for the nine months ended September 30, 1995.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended September 30, 1996 compared with the nine months ended September 30, 1995

Results of Operations [Continued]

For the nine months ended September 30, 1996, the Company's gross profit was $2,318,416 or 17% as compared to $1,712,986 or 17% in 1995. The change in the gross profit percentage for the three months ended September 1996 of approximately 3% was attributable to a change in the Company's product mix, primarily resulting from the beers and malt beverages. The Company intends to de-emphasize the sale of common beer and increase the focus on the sale of imported and microbrewed beers. Additionally, the Company liquidated a large amount of its "closeout" products in 1995 and does not anticipate a large amount of closeouts in 1996.

For the nine months ended September 30, 1996 and 1995, the Company's net sales were $13,195,897 and $9,591,236, respectively. This represents an improvement of approximately $3,600,000 or 37%. This improvement is primarily the result of increased volume resulting from an increase in the Company's customer base and to a smaller degree new products available for sale. In the September 1996 quarter, the Company scaled back its area of distribution to Manhattan and sections of Brooklyn and Queens.

Selling, advertising and promotion expense for the nine months ended September 30, 1996 and 1995 amounted to $1,000,435 and $872,450, respectively, and primarily consisted of salesmen's salaries, commissions and related expenses of the companies' distribution sales force.

General and administrative expenses for the nine months ended September 30, 1996 were $2,271,220 or 17% of net sales as compared to $1,556,891 or 16% of net sales in 1995. The Company incurred amortization of consulting costs for the nine months needed September 30, 1996 of approximately $1,287,187. This is the result of the Company compensating consultants with stock and options instead of cash payments. As of September 30, 1996, the unamortized balance resulting from all options and shares granted for services is approximately $3,600,000. This will be amortized in future periods and will reduce the net income of the Company.

The change in the elements of revenues and expenses reflect the Company's shift to primarily focusing on the distribution of beverage products, rather than the manufacturing and marketing of its SunSprings(TM) products. Subsequent to September 30, 1996, the Company commenced a drastic cutback program of operating expenses that should improve the results of operations in future periods. The Company laid off 70 employees in the September 1996 quarter.

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

Liquidity and Capital Resources

For the nine months ended September 30, 1996, the Company utilized $1,952,103 in operating activities. This utilization was primarily attributable to the net loss of approximately $2,598,105 and the decrease in liabilities of approximately $600,000.

The Company utilized approximately $554,000 from net investing activities for the nine months ended September 30, 1996. This was primarily attributable to the acquisition of the net assets of Riverosa for approximately $250,000, and of Old Marlborough of $160,000 as well as the purchase of capital equipment of approximately $144,000.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended September 30, 1996 compared with the nine months ended September 30, 1995

Liquidity and Capital Resources [Continued]

The Company generated approximately $4,400,000 from net financing activities for the nine months ended September 30, 1996. This was primarily attributable to the sale of common stock for $50,000 and the exercise of Series C Preferred Stock Options for $1,300,000 and the collection of the stock subscription for $1,050,000 on the Series C Preferred Stock Options exercised in 1995.

At September 30, 1996, the Company had a working capital of $1,712,812 reflecting primarily the excess cash, accounts receivable and inventory over accounts payable and accrued expenses. The Company's cash balance at September
30, 1996 was $2,078,640.

For the nine months ended September 30, 1995, the Company utilized approximately $631,000 in operating activities, utilized approximately $780,000 in investing activities and generated approximately $1,400,000 in net financing activities.

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended September 30, 1996 compared with the nine months ended September 30, 1995

Liquidity and Capital Resources [Continued]

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

On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. The 400,000 shares of Series C Preferred are presented as treasury stock. Each share of Class A Preferred Stock may be convertible by the Company into one [1] share of Common Stock. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. In August of 1996, Perry's filed a registration statement on Form SB-2 which was declared effective by the Securities and Exchange Commission. Perry's realized net proceeds of approximately $2,548,009 in August of 1996.

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

In October and November of 1996, the Company received $750,000 from the exercise of 375,000 Series C Preferred Stock Options.

In August 1996, the Company issued to certain officers, directors and employees options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. None of such options have been exercised. A deferred compensation cost for the excess of the fair value of the shares over the exercise price will be recorded in the period ended September 30, 1996. This will have a significant negative impact on the net income of the Company.

In October of 1996, the Company received a $250,000 loan with 8% interest from an unaffiliated party. This loan is due in one year. The lender received warrants for 100,000 shares of the Company's common stock.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended September 30, 1996 compared with the nine months ended September 30, 1995

Liquidity and Capital Resources [Continued]

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

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 on January 1, 1996. Adoption of SFAS No. 121 did not have a material impact on the Company's financial statements. In the future, if the sum of the expected undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



Nine months ended September 30, 1996 compared with the nine months ended September 30, 1995

New Authoritative Accounting Pronouncements [Continued]

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on January 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995. The adoption of SFAS No. 123 could have a material impact on the Company's financial statements.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned thereon duly authorized.



                                          BEV-TYME, INC.



November 19, 1996                         By: /s/ Robert J. Forst
                                             --------------------
                                              Robert J. Forst
                                              Chief Financial Officer