Form 10KSB
period 1996-12-31
BEV TYME INC
filed 1997-04-15
CIK 893996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

     |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1996.

     | | Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


     For the transition period from ___________________ to ___________________.

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
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $15,987,787.
                                                                 ----------

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 28, 1997, was approximately $181,245.
                                      -------

Number of shares outstanding of the issuers Common Stock and Series C Preferred Stock, as of March 28, 1997, was 3,889,408 and 2,102,225 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     PART I

Item 1.  BUSINESS.

         New Day Beverage, Inc. (the "Company") was incorporated in the State of Delaware on August 6, 1992 and changed its name to Bev-Tyme, Inc. on January 11, 1996. The Company and its wholly owned subsidiaries are engaged in the business of selling and distributing spring and carbonated water, and other beverages. In 1995, the Company also commenced distributing beer and other malt beverages. Initially, the Company commenced its operations by creating and marketing a line of "New Age" beverage products under the trademark "Sunsprings." Because of increased competition in the "New Age" beverage market and continuing operating losses in the sale of its SunSprings(TM) beverage products, the Company has increased its focus on the distribution business by acquiring Mootch & Muck, Inc. ("M&M"), a beverage distributor. The Company then added "Taste of Jamaica", a Jamaican style soda. The Company has since discontinued its production of "Taste of Jamaica". Currently, the Company's principal activity is the distribution of beverage products through M&M, its wholly owned subsidiary. See "Certain Transactions."

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

Recent Developments


         On October 26, 1995, the Company entered into a letter of intent to acquire Riverosa

Company, Inc. ("Riverosa"), a corporation engaged in the sale and marketing of Perry's Majestic Beer, for the sum of $250,000. As part of that understanding, the Company agreed that Riverosa or its successors would enter into a three (3) year employment agreement with Mark Butler, Riverosa's President, at an annual salary of $25,000 year, subject to appropriate increase in the event Riverosa (or it successors) successfully completes an initial public offering of its securities resulting in net proceeds in excess of $2,000,000. The Employment Agreement would also provide for an annual bonus as well as stock options based upon performance. In January 1996, the Company assigned its rights under the letter of intent to Perry's Majestic Beer, Inc., a subsidiary of the Company ("Perry's Majestic"), which entered into a definitive agreement with Riverosa on March 29, 1996, pursuant to which the Company paid the sum of $250,000 to acquire Riverosa. Mark Butler, one of the principal shareholders of Riverosa was appointed to the board of directors of Perry's Majestic on April 1, 1996.

         In March 1996, Perry's Majestic issued to the Company 500,000 shares of its convertible Series A Preferred Stock and 7,000,000 shares of its Series B Preferred Stock for $150,000 and 400,000 shares of the Company's Series C Preferred Stock. On July 30, 1996, Perry's Majestic completed a public offering of 583,335 shares of Common Stock at a price of $6.00 per share, and the concurrent offering of securities by certain selling securityholders. The net proceeds realized from the offering were approximately $2,500,000. In October 1996, the Company sold all of its shares of Series A Preferred Stock in Perry's for an aggregate purchase price of $250.000. As a result of these transactions, the Company holds approximately 66% of the voting stock of Perry's Majestic.

         On April 29, 1996, the Company entered into an agreement to be an exclusive distributor of Citiclub soda. The Company issued 30,000 shares of the Company's common stock at an estimated fair value of $18,300 and paid cash of $200,000 for this agreement. The Company also entered into two employment agreements and one consulting agreement whereby the three individuals were issued a total of 50,000 shares of the Company's common stock and options for 300,000 Series C Preferred Stock, subject to an increasing number of shares under certain circumstances, exercisable at $1.50 per share. In October 1996, the Company discontinued distributing CitiClub sodas due to a dispute regarding a breach of the distribution agreement.

         In November 1996, the Company began a reduction of its administrative operations in an effort to reduce overhead. In that regard, the Company has made the determination to focus its distribution business in the New York City boroughs of Manhattan and Brooklyn.

The Beverage Distribution Business


         Since 1977, M&M has been engaged in the business of distributing non-alcoholic beverages items to retail accounts in New York City, primarily in Manhattan. Of the approximately 25 different brands sold by M&M to a variety of retail and wholesale establishments, sparkling and spring water currently account for approximately 60% of sales. M&M has approximately 61 full time employees 22 of which are engaged in sales. See "Management's Discussion and Analysis".

         M&M distributes a number of products, including the sparkling and spring waters of Poland Spring and Spa Spring. Sales of waters accounted for approximately 60% of M&M's sales. M&M also distributes Cloister Spring Water, Glacier Ridge, Appollinaris Mineral Waster, Squeez'r Juices and Drinks, Santafiora Mineral Water, Glaceau, Mountain Valley Spring Water, Celestial

Seasonings, Breez'r Teas and Sodas, After The Fall Fruit Juices and Spritzers, Go Go Energy Drink, Martinelli Apple Juice & Ciders, D&G Soda, Canfiends's Soda, Guarana Antartica Soda, Tropical Fantasy Soda, San Pellegrino, Vittel Spring Water. In addition, M&M distributes one snack product, including Dirty Potato Chips. In June 1995, M&M commenced distributing a number of beers and malt beverage products.

         M & M distributes products in Manhattan, Brooklyn and Queens through a resale sales force consisting of 22 salespeople, including a sales manager and four supervisors. Each salesperson visits his/her accounts once per week. Additionally, M & M sells products in Manhattan, Brooklyn and Queens to other beverage distributors and beer and soda stores. Sales are primarily divided into four divisions: retail, chain stores, food service and distributor sales.

         Retail sales consist of sales to deli's, bodega's, mom & pop retail stores, gourmet stores, tobacco shops, health food stores, and convenience stores. Most beverages that are sold in these stores are kept in refrigerators for sale to retail customers. Approximately 68% of M&M's annual sales are sold to retail sales accounts. Chain store sales consist of sales to food supermarkets, drug store chains and department stores. Approximately 6% of M&M's annual sales are sold to chain store accounts. Food service sales consist of sales to corporate catering, corporate cafeterias, hotels, restaurants, gyms, health clubs and dance studios. Approximately 8% of M&M's annual sales are sold to food service accounts. Distributor sales consist of sales to other distributors. Approximately 18% of M&M's annual sales are sold to other distributors.

         A sales manager oversees all four divisions. The sales manager and four sales supervisors meet every morning with the sales force and check to ensure they are prepared to properly service M&M customers.

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

The Beer Distribution Business

         M&M is currently the exclusive distributor in New York City of a number of beers including Holsten, Perry's Majestic, Wild Goose, La Brasserie Binchoise, La Brasserie Jeanne D'Arc, Brasal, Maccabee, Zambezi, Ruffian, Big City, Neptune, La Chouffe, Shepherd Neame, and De Dolle Brewers. M&M competes in the beer distribution business with such distributors as Phoenix Beverages, Budweiser, Coors of New York, Manhattan Beer and Prospect Beer. M&M is a niche brand distributor which also distributes microbrewed beers which is the fastest growing category in the beer industry.

Products

         The Company has developed two distinct product lines, one under its SunSprings(TM) trademark and one under its Taste of Jamaica(R) trademark. The Company has ceased developing and marketing these beverage lines at present.

         In order to expand its product line and respond to consumer preferences, the Company acquired, as of April 1, 1994, the Taste of Jamaica name and product concept from A. Alexander Watson. No other assets or liabilities were acquired from Mr. Watson. As consideration for these assets purchased from Mr. Watson, the Company hired Mr. Watson as its Manager of Marketing and Product Development and entered into a five year employment agreement with him. Under the terms of the Employment Agreement, Mr. Watson is entitled to an annual salary of $20,800 and a commission based upon all sales of Taste of Jamaica(R) products. The Company's employment agreement with Mr. Watson was terminated when the Company discontinued production of its "Taste of Jamaica" beverage line.

Competition

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

         M&M faces significant competition from other distributors such as Coca Cola of New York, Pepsi Cola Bottling of New York, Canada Dry Bottling Company of New York, 7 UP and Mr. Natural, Inc. M&M depends upon its distribution techniques and extensive product line to compete against other distributors. M&M has the ability to provide most types of non-alcoholic and snack products to retail establishments. M&M competes in the beer distribution business with such distributors as Phoenix Beverages, Budweiser, Coors of New York, Manhattan Beer and Prospect Beer. M&M is a niche brand distributor which also distributes microbrewed beers which is the fastest growing category in the beer industry.

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

Government Regulation

         The distribution and sale of the Company's products are subject to the U.S. Food, Drug and and Cosmetic Act, and various other federal, state and local laws governing the production, sale, safety, advertising, labeling and ingredients of such products and the regulations promulgated thereunder by the United States Food and Drug Administration and other regulatory agencies. Although the Company believes it and its distributors and sub-distributors are in compliance with all material federal, state, and local governmental laws and regulations concerning the production, distribution and sale of the Company's products, there can be no assurance that the Company and its distributors and sub-distributors will be able to comply with such regulations in the future or that new governmental regulations will be introduced which would prevent or temporarily inhibit the sale of the Company's products to consumers. The Company is not aware of any pending legislation or regulation with which, if implemented, the Company would be unable to comply. M&M is required to be licensed as wholesale beer distributor by the United States Bureau of Alcohol, Tobacco and Firearms and the New York State Liquor Authority. The Company obtained such licenses in March 1995. In addition, each salesperson is required to obtain a solicitors permit from the New York State Liquor Authority. There can be no assurance that M&M will be successful in maintaining such licenses and permits, that M&M will be able to comply with applicable regulations in the future, or that individual employees will be successful in maintaining necessary licenses and permits.

Product Liability Insurance

         The Company has purchased product liability insurance in the amount of

$1,000,000 per occurrence and $2,000,000 in the aggregate. In addition, the Company has a $3,000,000 umbrella liability policy. The Company believes that its present insurance coverage is sufficient for its current level of business operations.

Trademark

         The trademark SunSprings(TM) is the property of the Company. Although such trademark is not registered with the United States Patent and Trademark Office, the Company has the common law right to the use of such trademark on its labels and in the marketing of its products and the Company believes that such trademark does not infringe upon existing trademarks in the United States. On February 8, 1994, The Taste of Jamaica(R) trademark was registered with the United States Patent and Trademark office.

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

Employees

         As of March 31, 1997 the Company employs 61 employees, 2 of whom are executive officers and are also officers of M&M. One of the executive officers is engaged in marketing, sales and operations and the other is the chief financial officer of the Company. None of the Company's employees are represented by a labor organization. The Company believes its relations with its employees are excellent.

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

Item 3.  LEGAL PROCEEDINGS.

         In November 1996 Premium Beverage Packers Inc., brought suit against Mootch & Muck, Inc., a subsidiary of the Company, in Supreme Court of the State of New York. The Complaint alleged that defendant Mootch & Muck breached a distribution agreement and defaulted on a promissory note. Plaintiff also alleges damages in the amount of $403,564.73, plus costs and expenses. Defendant filed an Answer denying all these claims and a Counterclaim in December 1996. The Counterclaim alleges that plaintiff breached both the distribution agreement and promissory note. Defendant also alleges damages in the amount of $86,664.64, plus costs and expenses.

         In October 1996 Mel Feldman brought suit against Mootch & Muck, Inc., the Company, and Alfred Sipper, a Director of the Company, in the Supreme Court of the State of New York. The Complaint alleges that defendants breached an employment agreement with plaintiff. Plaintiff also alleges damages in the amount of $1,500,000, plus costs and expenses. Defendant filed an Answer denying all these claims in November 1996.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 1996.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock Units, Common Stock and Common Stock Purchase Warrants commenced trading on the Nasdaq SmallCap Market system on the effectiveness of the Company's initial public offering on January 29, 1993 in the form of Units, under the symbol "SUNSU," each consisting of two (2) shares of Common Stock (the "Common Stock") and one (1) redeemable Common Stock Purchase Warrant (the "Common Stock Warrants"). Effective January 29, 1993, the Common Stock and Warrant component parts of the Common Stock Units were separated and began trading under the symbols "SUNS" and "SUNSW", respectively. The Units, the Common Stock and the Common Stock Warrants are regularly quoted and traded on the NASDAQ SmallCap Market system. As of March, 1996, these securities traded under the symbols "BEVTU", "BEVT" and "BEVTW", respectively.

         The Company's Preferred Stock Units, Series C Convertible Preferred Stock (the "Preferred Stock") and Preferred Stock Purchase Warrants commenced trading on the NASDAQ SmallCap Market on the effectiveness of the Company's secondary public offering on May 15, 1995 in the form of Units, under the symbol "SUNSL", each Unit consisting of one (1) share of Series C Convertible Preferred Stock and two (2) Series C Redeemable Preferred Stock Purchase Warrants. Effective June 15, 1995, the Preferred Stock and Preferred Stock Warrant components of the Preferred Stock Units were separated and began trading under the symbols "SUNSP" and "SUNSZ", respectively. These Units, Series C Preferred Stock and Preferred Stock Warrants are regularly quoted and traded in the Nasdaq SmallCap Market System. As of March, 1996, these securities traded under the symbols "BEVTL", "BEVTP" and "BEVTZ", respectively.

         The following table indicates the high and low bid prices for the Company's Common Stock Units, Common Stock and Warrants for the period from January 29, 1994 to December 31, 1995 and the Company Preferred Stock Units, Preferred Stock and Warrants for the period from May 12, 1995 to December 31, 1996 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions. As of March 29, 1997, the Company had 27 holders of record of its shares of Preferred Stock and approximately 421 holders of record of its shares of Common Stock.

                          Common Stock                Common Stock Purchase             Common Stock Units
                          ------------                       Warrants                   ------------------
                                                      ---------------------
Year Ended
December 31, 1994       High           Low            High             Low               High             Low
-----------------       ----           ---            ----             ---               ----             ---
First Quarter*          $4.625         $3.75          $2.375           $1.50             $12.50           $9.25
Second Quarter          $4.156         $1.875         $1.75            $0.49             $9.50            $4.75


                          Common Stock                Common Stock Purchase             Common Stock Units
                          ------------                       Warrants                   ------------------
                                                      ---------------------
Third Quarter           $1.875         $5.63          $1.25            $0.125            $5.00            $1.20
Fourth Quarter          $0.9375        $0.281         $0.25            $0.0625           $1.25            $1.50



                           Common Stock          Common Stock            Series C
                        ----------------           Purchase              Preferred
                                                   Warrants1              Stock2
                                            ----------------        ---------------
                        High      Low       High        Low         High      Low
                        ----      ---       ----        ---         ----      ---
First Quarter, 1995     $0.3125   $0.25     $0.0938     $0.0625
SecondQuarter, 1995     $0.3438   $0.125    $0.0938     $0.0625     $7.8125   $5.00
Third Quarter, 1995     $0.3125   $0.0938   $0.0625     $0.0625     $8.125    $5.75
Fourth Quarter, 1995    $0.25     $0.125                            $7.50     $5.75
First Quarter, 1996     $0.22     $0.063                            $9.50     $6.25
Second Quarter, 1996    $0.25     $0.063                            $6.25     $5.00
Third Quarter, 1996     $1.125    $1.000                            $4.00     $1.875
Fourth Quarter,1996     $1.125    $0.375                            $3.75     $1.13


                         Series C Preferred      Common Stock        Preferred Stock
                           Stock Purchase           Units3               Units2
                             Warrants2          ---------------      ---------------
                         ------------------
                         High       Low         High       Low       High      Low
                         ----       ---         ----       ---       ----      ---
First Quarter, 1995                             $0.875     $0.50
SecondQuarter, 1995      $2.50      $1.375      $0.75      $0.625    $11.50    $5.50
Third Quarter, 1995      $2.375     $1.875                           $10.375   $9.625
Fourth Quarter, 1995     $1.875     $1.00
First Quarter, 1996      $2.6250    $1.13
Second Quarter, 1996     $2.0000    $1.00                            $10.375   $8.50
Third Quarter, 1996      $1.5000    $0.50

Fourth Quarter,1996      $1.00      $0.50

--------------------
1 Common Stock Purchase Warrants ceased trading on August 2, 1995 and expired on
  January 29, 1996.
2 Commenced trading on May 12, 1995.
3 Common Stock Units ceased trading on June 20, 1995.

         On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two (2) shares of the Company's Common Stock.

         On March 28, 1997, the closing price of the Common Stock, Preferred Stock and Preferred Stock Warrants as reported on the NASDAQ SmallCap Market System were $.0625, $3.50 and $.25, respectively. The Company's Common Stock Units, Common Stock Warrants and Preferred Stock Units were delisted from the NASDAQ on June 20, 1995, August 2, 1995 and March 11, 1996 respectively.

Item 6:

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

For the year ended December 31, 1996 compared with the year ended December 31, 1995

The following discussion of the Company's financial condition as of December 31, 1996 and results of operations for the years ended December 31, 1996 and 1995, includes Bev-Tyme, Inc. and its subsidiaries [collectively, the "Company"] and should be read in conjunction with the Consolidated Financial Statements and Notes appearing elsewhere in this 10-QSB.

Business Structure

Bev-Tyme, Inc. ["Bev-Tyme"], is engaged in the business of distributing and selling beverage and snack products to grocery stores, supermarket chains, restaurants and corporate cafeterias. In 1995, the Company also commenced distributing beer and other malt beverages. Because of increased competition in the "New Age" beverage market and continuing operating losses related to the sale of its SunSprings(TM) beverage products, the Company increased its focus on its beverage and snack food distribution.

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

On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. However, in October of 1996, the Company sold the Class A Preferred Stock for $250,000. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. Perry's filed a registration statement for 583,335 shares of common stock at $6.00 per share. The proceeds from this offering were approximately $2,500,000.

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% was paid in August of 1996 with proceeds from the Company's initial public offering.


In August of 1996, Perry's entered into a letter of intent to acquire a Mico Beer. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewing Co., Inc. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was to repurchase distribution rights to Post Road Beer in Massachusetts.

As a result of the Company's recurring losses and utilization of cash for operations, the Company's auditors believed there was substantial doubt about the Company's ability to continue as a going concern at December 31, 1996 and issued a going concern qualification to their report dated March 26, 1997.

Results of Operations

For the years ended December 31, 1996, the Company had a loss from operations of $8,347,562 and a net loss of $8,382,555 as compared to a loss from operations of $3,775,882 and a net loss of $3,826,230 for the year ended December 31, 1995.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

For the year ended December 31, 1996 compared with the year ended December 31, 1995

Results of Operations [Continued]

For the year ended December 31, 1996, the Company's gross profit was $1,677,929 or 10.5% as compared to $1,756,430 or 13.8% in 1995. The change in the gross profit percentage for the year ended December 1996 of 3.3% was attributable to a change in the Company's product mix, primarily resulting from the sale of low margin soda products. The Company has discontinued the low margin product and started a cost cutting program late in 1996. The Company intends to focus on the sale of imported and microbrewed beers as well as its higher margin non-alcholic beverages.

For the year ended December 31, 1996 and 1995, the Company's net sales were $15,987,787 and $12,730,722, respectively. This represents an improvement of approximately $3,257,000 or 26%. This improvement is primarily the result of increased volume resulting from an increase in the Company's customer base and to a smaller degree new products available for sale. In the September 1996 quarter, the Company scaled back its area of distribution to Manhattan and sections of Brooklyn and Queens.

Selling, advertising and promotion expense for the years ended December 31, 1996 and 1995 amounted to $1,365,297 and $1,128,782, respectively, and primarily consisted of salesmen's salaries, commissions and related expenses of the companies' distribution sales force.

General and administrative expenses for the years ended December 31, 1996 were $3,121,686 or 20% of net sales as compared to $2,405,738 or 19% of net sales in 1995. The Company incurred amortization of consulting costs for the year ended December 31, 1996 of $1,828,833. This is the result of the Company compensating consultants with stock and options instead of cash payments. As of December 31, 1996, the unamortized balance resulting from all options and shares granted for services is approximately $2,645,000. This will be amortized in future periods and will reduce the future earnings of the Company. A write down of approximately $567,000 was also incurred in 1996 due to the termination of two employment and one consulting agreements during 1996.

Because of the Company's severe cash shortages and numerous unsuccessful attempts at finding traditional debt financing, the Company entered into bridge financing which resulted in a total non-cash financing cost $386,650 in 1995. This represented the fair value assigned to the Bridge Units issued upon conversion of the Convertible Bridge Notes. The effective annual interest rate on these Bridge Loans was approximately 300%. In addition, the Company entered into a new loan agreement during 1996 for $250,000. The assets of the Company are pledged as a result of this transaction. The loan balance at December 31, 1996 is $98,000.

Interest expense relates primarily to commercial loans on the transportation equipment.

Liquidity and Capital Resources

For the year ended December 31, 1996, the Company utilized $2,793,198 in operating activities. This utilization was primarily attributable to the net loss of approximately $8,400,000 adjusted by non-cash items of approximately $5,400,000.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

For the year ended December 31, 1996 compared with the year ended December 31, 1995

Liquidity and Capital Resources [Continued]

The Company utilized$564,866 for investing activities for the year ended December 31, 1996. This was primarily attributable to the acquisition of the net assets of Riverosa for approximately $250,000, and of Old Marlborough Brewing Co., Inc. of $160,000 as well as the purchase of capital equipment of approximately $159,000.

The Company generated approximately $5,107,576 from financing activities for the year ended December 31, 1996. This was primarily attributable to the net proceeds from the initial public offering of Perry's common stock for $2,485,086 and the exercise of stock options for $2,550,000.

At December 31, 1996, the Company had a working capital of $679,095 reflecting primarily the excess cash, accounts receivable and inventory over accounts payable and accrued expenses. The Company's cash balance at December 31, 1996 was $1,903,226.

For the year ended December 31, 1995, the Company utilized $714,783 in operating activities, utilized $781,099 in investing activities and generated $1,581,219 in financing activities.

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

In November 1995, the Company issued to the directors of the Company options to purchase an aggregate of 525,000 additional shares of Series C Preferred Stock at an exercise price of $2.00 per share. 450,000 of these options were exercised in 1996 for $900,000.

In February 1996, the Company engaged a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures and other strategic business initiatives. In exchange for services to be performed by the consultant, the Company issued options to purchase an aggregate of 300,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share. These options were exercised in 1996, which resulted in net proceeds to the Company of $600,000.

On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. However, in October of 1996, the Company sold the 500,000 shares of convertible Class A Preferred Stock for $250,000 and reduced its investment accordingly. Each share of Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. In August of 1996, Perry's filed a registration statement on Form SB-2 which was declared effective by the Securities and Exchange Commission. Perry's realized net proceeds of approximately $2,500,000 in August of 1996.

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid at the closing of the Perry's initial public offering.


On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 40,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed for the estimated fair value of these shares.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

For the year ended December 31, 1996 compared with the year ended December 31, 1995

Liquidity and Capital Resources [Continued]

In August 1996, the Company issued to certain officers, directors and employees options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. None of such options have been exercised. A deferred compensation cost for the excess of the fair value of the shares over the exercise price of $2,187,500 was recorded for the year ended December 31, 1996.

In October of 1996, the Company received a $250,000 loan with 8% interest from an unaffiliated party. This loan is due in one year. The lender received warrants for 100,000 shares of the Company's common stock and warrants for 100,000 shares of Series C Preferred Stock.

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

New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

For the year ended December 31, 1996 compared with the year ended December 31, 1995

New Authoritative Accounting Pronouncements [Continued]

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.


Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

BEV-TYME, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

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

BEV-TYME, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


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

In November and December 1994, the Company borrowed an aggregate of $200,000 from certain lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received two [2] promissory notes [the "Bridge Notes"]. Certain Bridge Notes are in the aggregate principal amount of $180,000 [the "Principal Bridge Notes"] and the other Bridge Notes are in the aggregate principal amount equal to $20,000 [the "Convertible Bridge Notes"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Principal Bridge Notes were due and payable upon the earlier of (i) June 15, 1995, or (ii) the closing of the Offering. The Convertible Bridge Notes are due and payable on December 1, 1995. In addition, each Bridge Lender had the right to convert a Convertible Bridge Note into a number of units ["Bridge Units"] equal to the total dollar amount loaned to the Company by such Bridge Lender; provided, however, that one Bridge Lender may convert its Convertible Bridge
Note into the total dollar amount loaned to the Company plus an additional 50,000 Bridge Units because such Bridge Lender surrendered 100,000 warrants exercisable for 100,000 shares of Common Stock. In February 1995, the Bridge Lenders converted the Convertible Bridge Notes into an aggregate of 250,000 Bridge Units at a conversion price of $.10 per Bridge Unit. The Company entered into the bridge financing transactions because it required additional financing and no other sources of financing were available to the Company at that time. The conversion price to the Bridge Lenders was significantly less than the offering price of the Units offered hereby because should the proposed public offering have not been successful, the Bridge Lenders would have been at risk for repayment of the Bridge Loans. Further, the Company agreed to register such Bridge Units in the first registration statement filed by the Company following the date of the loan. The bridge notes were repaid on May 23, 1995, the close of the Public Offering.

BEV-TYME, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Year ended December 31, 1995 compared with the year ended December 31, 1994

Liquidity and Capital Resources [Continued]


On May 15, 1995, the Company completed a secondary public offering for sale 460,000 units, each consisting of one share of Series C Convertible Preferred Stock, par value $.0001 per share and two Series C Redeemable Preferred Stock purchase warrants. Each share of Series C Preferred Stock is convertible at the option of the holder, at any time after May 15, 1996, into 1.8 shares of the Company's common stock. The Series C Warrants entitle the holder to purchase one share of Series C Preferred Stock at an exercise price of $6.00 per share through May 15, 2000 and may be redeemed by the Company under certain conditions. To date, none of the Preferred Stock Warrants have been exercised or redeemed. The Company realized net proceeds of $1,688,787 after deducting, the underwriters discount and other costs of the offering.

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

BEV-TYME, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


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

Item 7.  FINANCIAL STATEMENTS.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company are set forth below:

Name                                        Age        Position
----                                        ---        --------

Robert Sipper........................       43         Chief Executive Officer,
                                                       President and Director

Robert Forst(1)......................       47         Chief Financial Officer

Alfred Sipper........................       63         Director

Hartley T. Bernstein(2)..............       45         Director

Bruce Logan..........................       65         Director

Joseph Vigliarolo(3).................       35         Chief Financial Officer

----------
     (1)  Mr. Forst commenced working for the Company in March 1996.
     (2)  Mr. Bernstein resigned as a Director in November 1996.
     (3)  Mr. Vigliarolo resigned in February 1996.

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

         Hartley T. Bernstein was a Director from June, 1992 to November, 1996 and is a member of the law firm of Bernstein & Wasserman specializing in corporate and securities law. Mr. Bernstein graduated from Columbia University with a B.A. in 1973 and received his J.D. from New York University School of Law in 1976. He was associated with the firm of Parker Chapin Flattau & Klimpl from 1976-1977, served as an Assistant District Attorney for New York County from 1977-1979 and was associated with the law firm of Guggenheimer & Untermyer from 1979-1982. In 1982, Mr. Bernstein formed his own law practice which subsequently merged with his present firm. Mr. Bernstein also serves as a director of PDK Labs Inc., and Futurebiotics, Inc., each a public company. Mr. Bernstein has served as a director of Celebrity Resorts, Inc. from November 20, 1989 to February 27, 1992. Mr. Bernstein also served as a director of DreamCar Holdings, Inc., commencing July 13, 1989 and ending as of August 1992. Mr. Bernstein is a member of the adjunct faculty of Yale Law School where he teaches a course in securities law and has served previously on the adjunct faculties of New York Law School and Mercy College. He is also an instructor at the National Institute of Trial Advocacy and a member of the Boards of Arbitration of the National Association of Securities Dealers, Inc. and the New York Stock Exchange. Mr. Bernstein serves as a commentator on securities law matters on the nationally syndicated Money Radio. The law firm of Bernstein & Wasserman, of which Mr. Bernstein is a partner, has acted as legal counsel to the Company.

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

         In November 1995, the Company issued to certain employees and the directors of the Company options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share for services to be rendered in 1996. 450,000 of such options have been exercised.

         In August 1996, the Company issued to certain employees and the directors of the Company options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share (the "Preferred Options"), and options to purchase an aggregate of 700,000 shares of Common Stock at an exercise price of $.25 per share (the "Common Options"). None of such options have been exercised.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to the Named Executive Officers for the calendar years ending December 31, 1996, December 31, 1995 and December 31, 1994.

                                                    Summary Compensation Table
                                                    --------------------------
                                          Annual Compensation Awards        Long-Term Compensation
                                          --------------------------        ----------------------
        (a)                         (b)       (c)           (d)                  (e)             (f)

                                                         Other Annual       Restricted       Stock Option
Name and Principal Position         Year    Salary       Compensation          Award            Grants
---------------------------         ----    ------       ------------          -----            ------
Robert Sipper, President and        1996    $144,275                                            190,000
    Chief Executive Officer         1995    $ 95,457         **                  **             150,000
                                    1994    $ 87,333         **                  **              75,000

Alfred Sipper                       1996    $169,867                                            190,000
  President and Chief               1995    $155,235         **                  **             150,000
  Executive Officer of              1994    $142,024         **                  **              75,000
  Mootch & Muck, Inc. (1)

Robert Forst                        1996    $ 62,907         **                  **             190,000
  Chief Financial Officer           1995       *****         **                  **
                                    1994       *****         **                  **

William Swedelson                   1996    $ 88,064         **                  **             190,000
                                    1995    $ 87,524         **                  **             150,000

-------------
(1) Mootch & Muck, Inc. became a subsidiary when the Company acquired a 51% interest in May 1993. Prior to that Mootch & Muck, Inc. was an unaffiliated company.

The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Chief Executive Officer and the other executive officers named in the above Summary Compensation Table.

                    Option/SAR Grants In Last Fiscal Year


                                 Number of Securities
                                      Underlying               Percent of Total            Exercise or
                                     Options/SARS           Options/SARS Granted to         Base Price
Name                                  Granted (#)          Employees in Fiscal Year           ($/Sh)         Expiration Date
----                                  -----------          ------------------------          --------        ---------------
Robert Sipper                           90,000(1)                  14.29                       1.00          August 9, 2001
                                       100,000                     14.29                        .25          August 9, 2001


Alfred Sipper                           90,000(1)                  14.29                       1.00          August 9, 2001
                                       100,000                     14.29                        .25          August 9, 2001

Robert Forst                            90,000(1)                  14.29                       1.00          August 9, 2001
                                       100,000                     14.29                        .25          August 9, 2001

William Swedelson                       90,000(1)                  14.29                       1.00          August 9, 2001
                                       100,000                     14.29                        .25          August 9, 2001

-----------------------------
(1)      Options are exercisable for shares of Series C Preferred
         Stock.

         The following table sets forth certain information with respect to options exercised during the last fiscal year by the Company's Chief Executive Officer and the executive officers named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of the last fiscal year:

Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

                          Shares                                  Number of Securities              Value of Unexercised in the
                       Acquired on       Value Realized          Underlying Unexercised                Money Options/SARs at
   Name              Exercise (#)(1)           $               Options/SARS at FY-End (#)                  FY-End ($) (2)
   ----              ---------------     --------------        --------------------------                 ---------------
                                                               Exercisable     Unexercisable       Exercisable       Unexercisable
                                                               -----------     -------------       ----------        -------------
Robert Sipper              50,000            112,500             *****             25,000             *****             123,750
                                                                 -----             ------             -----             -------

Alfred Sipper              50,000            112,500             *****             25,000             *****             123,750
                                                                 -----             ------             -----             -------

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

         In November 1995, the Company issued to certain employees and the directors of the Company options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share for services rendered in 1996. 450,000 of such options have been exercised.

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

         On May 12, 1993, the Company entered into Employment Agreements with Robert J. Sipper, the Company's Chief Executive Officer and President, Khosrow Foroughi, the Company's Executive Vice President, and William Swedelson, the Company's Vice President of Sales. Each of the Agreements was for a period of four years and contained customary provisions regarding termination, confidentiality and reimbursement of bona fide business expenses. Mr. Sipper, Mr. Foroughi and Mr. Swedelson each received an annual salary of $85,750, $64,090 and $70,720, respectively, subject to increase by the Board of Directors based upon the Company's performance and other reasonable criteria. The Employment Agreement with Khosrow Foroughi has been terminated.

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

         On April 25, 1996, the Company entered into an Employment Agreement with Mel Feldman, pursuant to which the Company issued to Mr. Feldman 25,000 shares of Common Stock in exchange for Mr. Feldman becoming Director of Sales for Bronx, Brooklyn and Queens counties, for the Company. Mr. Feldman's employment with the Company is for a term of three years. Mr. Feldman is receiving a base salary of eighty thousand dollars ($80,000) and the 250,000 shares of Common Stock of the Company. This agreement has been terminated by the Company.

         On April 25, 1996, the Company entered into an Employment Agreement with Aaron German, pursuant to which the Company issued to Mr.German 25,000 shares of Common Stock in exchange for Mr. German becoming Assistant Director of Sales for Bronx, Brooklyn and Queens counties, for the Company. Mr. German's employment with the Company was for a term of three years. Mr. German was receiving a base salary of eighty thousand dollars ($80,000) and the 250,000 shares of Common Stock of the Company. This agreement has been terminated by the Company.

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

         The total number of shares with respect to which options and SARs may be granted under the Incentive Option Plan is 7,500. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option or SAR may be granted under the Incentive Option Plan after November 24, 2002 and no option or SAR may be outstanding for more than ten years after its grant. Additionally, no option or SAR can be granted for more than five (5) years to a shareholder owning 10% or more of the Company's outstanding Common Stock.

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

         The Company issued incentive options to purchase an aggregate of 6,000 shares of Common Stock to four sales management personnel. The options are exercisable at $1.00 per share for a period of four years commencing in August 1994.

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

         In August 1994, the Company issued to certain sales representatives an aggregate of 2,500 non-qualified options under the Non Qualified Option Plan. The options are exercisable at $1.00 per share for a period of four years commencing in August 1994.

Other Options

         In May, 1995, the Company issued to certain officers and directors options to purchase an aggregate of 525,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share, all of which shares were registered with the Securities and Exchange Commission on Form S-8. In October, 1995, the holders thereof exercised such options.

         In November 1995, the Company issued to consultants to the Company options to purchase an aggregate of 300,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share. All of such options have been exercised.

         In August 1996, the Company issued to certain directors, officers, and employees of the Company options to purchase an aggregate of 630,000 shares of Series C Preferred Stock (the "Preferred Options") at an exercise price of $1.00 per share, and options to purchase an aggregate of 700,000 shares of Common Stock (the "Common Options") at an exercise price of $.25 per share. None of such options have been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The following table sets forth as of March 31, 1997, certain information with respect to the beneficial ownership of Common Stock and Series C Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group:


                                            Shares of Common Stock                      Shares of Preferred Stock
                                            ----------------------                      -------------------------
                                            Amount            Approximate               Amount           Approximate
Name and Address                            Beneficially      Percentage (%)            Beneficially     Percentage (%)
of Beneficial Owner                         Owned             of Class                  Owned            of Class
-------------------                         -----------       --------------            -----            --------
Robert Sipper..................             115,000(1)(2)           1.0                 165,000(2)         4.8
President and Chairman of
   the Board
c/o New Day Beverage
134 Morgan Avenue
Brooklyn, NY  11237

Alfred Sipper ..................            130,136(1)(2)            2.0                165,000(2)         4.8
Director
c/o Mootch & Muck, Inc.
134 Morgan Avenue
Brooklyn, NY 11237

Bruce Logan...................              115,000(1)(2)            1.0                165,000(2)         4.8
Director
25 Central Park West
New York, NY 10023

Michael Lulkin                               40,000                  5.3
750 Lexington Avenue
27th Floor
New York, NY 10022

All Officers & Directors                    430,136                   11%                495,000           19.8%
as a Group (4 Persons)

--------------
         (1) Includes 7,500 shares of Common Stock issuable upon the exercise of 7,500 stock options at an exercise price of $0.69 per share. Also includes 100,000 shares of Common Stock issuable upon the exercise of 100,000 stock options at an exercise price of $.25 per share.
         (2) Includes 75,000 shares of Series C Preferred Stock issuable upon the exercise of 75,000 stock options at an exercise price of $2.00 per share. Also includes 90,000 shares of Common Stock issuable upon the exercise of 90,000 stock options at an exercise price of $1.00 per share. Each share of Series C Preferred Stock is convertible into 1.8 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         On February 15, 1994, the Company entered into a consulting agreement with Marshall Becker, the Company's former Chief Executive Officer and director, pursuant to which (i) Mr. Becker would serve as an outside consultant to the Company in connection with the sale of the Company's SunSprings (TM) products for six months commencing on January 10, 1994, at the rate of $1,000 per week,
(ii) Mr. Becker would be entitled to 50% of the net proceeds derived from international licensing of the SunSprings(TM) products, and (iii) Mr. Becker received an option exercisable before April 15, 1994 to purchase certain assets of the Company used in connection with the manufacturing, marketing and sale of the Registrant's SunSprings(TM) products for $1,150,000. The Company entered into the Consulting Agreement with Mr. Becker in order to have Mr. Becker continue his efforts to obtain international licensing agreements for the sale and distribution of the SunSprings products. The Company has not received any international licensing fees of any value, either as a result of Mr. Becker's efforts, or otherwise. Mr. Becker did not exercise his option to acquire certain assets of the Company, which option has expired. In addition, Mr. Becker's Consulting Agreement with the Company expired in July 1994.

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

         On August 5, 1994, the Company issued an aggregate of 52,500 options to purchase shares of Common Stock at $.07 per share (the fair market value of the Company's Common Stock on the date of grant) to certain members of senior management and to each of the members of the Company's Board of Directors in order to compensate such persons for their contribution to the Company. None of such options have been exercised.

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


         In February 1995, holders of a majority of the shares of the Company's outstanding Common Stock and Series C Preferred Stock voting together as a class, delivered to the Company written consents in lieu of a meeting of the Securityholders of the Company adopting an amendment to the Company's certificate of incorporation (the "Amendment"). The Amendment authorized the increase of the number of authorized shares of Series C Preferred Stock from 1,000,000 shares to 3,000,000 shares.

         In February 1995, the Company agreed to issue 33, 892 shares of Series C Preferred Stock to Alfred Sipper in exchange for the cancellation by Mr. Sipper of certain indebtedness of M&M in the aggregate principal amount of $101,675. In February 1995, the Company also borrowed $45,000 from Alfred Sipper which the Company repaid in June 1995.

         In March 1995, the Company entered into three one-year consulting agreements with three unaffiliated individuals and issued a total of 70,000 shares of the Company's common stock.


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

         In May, 1995, the Company issued to the Company's officers, directors and employees options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share, all of which shares were registered with the Securities and Exchange Commission on Form S-8 for sale to the public. In October 1995, all of such options were exercised, and the Company received the proceeds from such exercise in January and February of 1996.

         In November 1995, holders of a majority of the shares of the Company's outstanding Common Stock and Series C Preferred Stock voting together as a class, delivered to the Company written consents in lieu of a meeting of the Securityholders of the Company adopting an amendment to the Company's certificate of incorporation (the "Amendment"). The Amendment authorized the increase of the number of authorized shares of Series C Preferred Stock from 3,000,000 shares to 6,000,000 shares, of which 5,800,000 are Series C Preferred Stock. In November 1995, the stockholders of the Company also approved and consented to amend the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 75,000,000 shares.

         In November 1995, the Company issued to certain employees and the directors of the Company options to purchase an aggregate of 525,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share for services to be rendered in 1996. 450,000 of such options have been exercised, with proceeds to the Company of $900,000.

         In December 1995, the Company borrowed $309,000 form Alfred Sipper, $50,000 of which was repaid in December 1995, and $259,000 plus 5.75% interest was repaid in January 1996.

         In February 1996, the Company engaged K.A.M. Group, Inc. as a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures and other strategic business initiatives. In exchange for services to be performed by the consultant, the Company issued options to purchase an aggregate of 300,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share. These options were exercised in February and May of 1996, with aggregate proceeds to the Company of $600,000.

         On October 26, 1995, the Company entered into a letter of intent to acquire Riverosa Company, Inc. ("Riverosa"), a corporation engaged in the sale and marketing of Perry's Majestic Beer, for the sum of $250,000. As part of that understanding, the Company agreed that Riverosa or its successors would enter into a three (3) year employment agreement with Mark Butler, Riverosa's President, at an annual salary of $25,000 year, subject to appropriate increase in the event Riverosa (or it successors) successfully completes an initial public offering of its securities resulting in net proceeds in excess of $2,000,000. The Employment Agreement would also provide for an annual bonus as well as stock options based upon performance. In January 1996, the Company assigned its rights under the letter of intent to Perry's Majestic Beer, Inc., a subsidiary of the Company ("Perry's Majestic"), which entered into a definitive agreement with Riverosa on March 29, 1996, pursuant to which Perry's majestic paid the sum of $250,000 to acquire Riverosa.

         In January 1996, the Perry's Majestic issued an aggregate of 2,500,000 shares of its common stock to seven (7) parties for total consideration of $50,000. In March 1996, Perry's Majestic issued to the Company 500,000 shares of convertible Series A Preferred Stock and 7,000,000 shares of Series B Preferred Stock and 400,000 shares of the Company's Series C Preferred Stock for
$150,000. In October 1996, the Company sold all of its shares of Class A Convertible Preferred Stock in Perry's to The Skyes Corp. for a total consideration of $250,000. As a result of these transactions, the Company holds 66% of the voting stock of Perry's Majestic.

         On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's Common Stock.

         On April 1, 1996 the Company entered into a Consulting Agreement with Walter Miller, pursuant to which the Company issued to Mr. Miller an option to purchase an aggregate of 100,000 shares of the Company's Common Stock at an exercise price of $1.50 per share.

         On April 11, 1996, Perry's Majestic completed a public offering of 583,335 shares of Common Stock at $6.00 per share, and the concurrent offering of securities by certain selling securityholders. The net proceeds of the offering were approximately $2,500,000.

         On April 5, 1996, the Company entered into a Consulting Agreement with Matthew L. Harriton, pursuant to which the Company issued to Mr. Harriton 40,000 shares of Common Stock in exchange for consulting services in connection with business development. Mr. Harriton has agreed that for a period of two years he will advise the Company on its food service and restaurant distribution divisions and new product lines. The Company believes that the number of shares of Common Stock issued to Mr. Harriton is fair consideration for the services to be performed under the Consulting Agreement with the Company.

         On April 11, 1996, the Company entered into a Consulting Agreement with Mark Butler, pursuant to which the Company issued to Mr. Butler 35,000 shares of Common Stock in exchange for consulting services in connection with beer and ale sales. Mr. Harriton has agreed that for a period of two years he will advise the Company relating to the distribution of the Company's beer and ale product lines: the acquisition and development of new beer and ale products, and the expansion of the Company's existing beer and ale product lines. The Company believes that the number of shares of Common Stock issued to Mr. Butler is fair consideration for the services to be performed under the Consulting Agreement with the Company.

         On April 25, 1996, the Company entered into an Employment Agreement with Mel Feldman, pursuant to which the Company issued to Mr. Feldman 25,000 shares of Common Stock in exchange for Mr. Feldman becoming Director of Sales for Bronx, Brooklyn and Queens counties, for the Company. Mr. Feldman's employment with the Company is for a term of three years. Mr. Feldman is receiving a base salary of eighty thousand dollars ($80,000) and the 25,000 shares of Common Stock of the Company.

         On April 25, 1996, the Company entered into an Employment Agreement with Aaron German, pursuant to which the Company issued to Mr.German 25,000 shares of Common Stock in exchange for Mr. Feldman becoming Assistant Director of Sales for Bronx, Brooklyn and Queens counties, for the Company. Mr. German's employment with the Company is for a term of three years. Mr. Feldman is receiving a base salary of eighty thousand dollars ($80,000) and the 25,000 shares of Common Stock of the Company.

         On April 22, 1996, Mootch & Muck, Inc. ("Distributor") entered into a Distribution Agreement with Premium Beverage Packers Co. ("Premium") pursuant to which Distributor purchased distribution rights to "City Club" soda, for one hundred eighty thousand dollars ($180,000) and three hundred thousand (300,000) shares of the Company's common stock.

         On April 29, 1996 the Company entered into a Loan Agreement with Michael Lulkin whereby Mr. Lulkin loaned the Company one hundred fifty thousand dollars ($150,000) . As additional consideration solely for making the loan, the Company issued to Mr. Lulkin 40,000 shares of Common Stock.

         On July 17, 1996 the Company effected a 1-for-10 reverse stock split with respect to its shares of Common Stock.

         In August 1996, the Company issued to certain directors, officers, and employees of the Company options to purchase an aggregate of 630,000 shares of Series C Preferred Stock (the "Preferred Options") at an exercise price of $1.00 per share, and options to purchase an aggregate of 700,000 shares of Common Stock (the "Common Options") at an exercise price of $.25 per share. None of such options have been exercised.

         In October 1996 the Company entered into a Loan Agreement with Ulster Investments, Inc. ("Ulster") whereby Ulster loaned the Company two hundred fifty thousand dollars ($250,000). As of December 31, 1996 the Company had repaid one hundred fifty two thousand dollars ($152,000) of the total loan to the Company by Ulster.

         In October 1996, the Company sold all of its shares of Class A Convertible Preferred Stock in Perry's to The Skyes Corp. for a total consideration of $250,000.

         In January of 1997, the Board of Directors declared a dividend of 1.31 shares of common stock for each share of Series C Preferred Stock outstanding as of December 27, 1996.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

Item     a.                EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         The following financial statements are included in Part II, Item 7:

Index to Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheet as of December 31, 1996

Consolidated Statements of Operations for the years ended
  December 31, 1996 and 1995

Consolidated Statements of Stockholders' [Deficit] for the years ended December 31, 1996 and 1995,

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996 and 1995,

Consolidated Notes to financial statements

(a) (2)  Exhibits

         A list and description of exhibits filed as part of this Form 10-KSB is provided in the attached Exhibit Index.

  *1.01           Revised Form of Underwriting Agreement.

  *1.02           Revised Form of Agreement Among Underwriters.

  *1.03           Revised Form of Selected Dealers Agreement.

 ++1.04           Form of Series C Preferred Unit Underwriting Agreement.

 ++1.05           Areement Among Underwriters

 ++1.06           Selected Dealers Agreement

  *3.01           Certificate of Incorporation of the Company filed on August
                  6, 1992.

  *3.02           Certificate of Amendment of Certificate of Incorporation of

                  the Company filed August 31, 1992.

  *3.03           By-Laws of the Company.

 ++3.04           Form of Certificate of Designation of Series C Preferred
                  Stock.

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

  +4.04           Specimen Certificate for Shares of Series C Preferred Stock.

  *4.05           Revised Form of Warrant Agreement by and among the Company,
                  J. Gregory & Company, Inc. and American Stock Transfer & Trust Company.

  *4.06           Specimen Certificate for Warrants.

  *4.07           Revised Form of Underwriters' Unit Purchase Option.

  *4.08           Form of Lockup Letter with Selling Securityholders.

  *4.09           Form of Lockup Letter with Officers, Directors and other
                  Shareholders.

 ++4.10           Form of Series C Preferred Stock Warrant Agreement.

 ++4.11           Series C Preferred Unit Purchase Option

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

 **10.35          Guarantee of Payment dated March 12, 1993 by Alfred Sipper.

 **10.36 Non-Negotiable Note in the principal amount of $300,000 dated March 12, 1993 from New Day Beverage, Inc. to Mootch & Muck, Inc.

 **10.37 Security Agreement dated March 12, 1993 by and among New Day Beverage, Inc., Mootch & Muck, Inc. and Bev-Tyme, Inc.

 **10.38 Agreement of Subordination and Security Agreement dated March 12, 1993 by Alfred Sipper.

 oo10.39 Purchase Agreement among M&M, Sclafani Beer and Soda Distributors, Inc. and John Sclafani.

  +10.40 Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Mootch & Muck, Inc. and Alfred Sipper.

  +10.41          Consulting Agreement between the Company and Harold Yordy.

  +10.42          Consulting Agreement between the Company and James Solakian.

  +10.43          Consulting Agreement between the Company and Jack Maguire.

+++10.44          Form of Consulting Agreement between the Company and Walter
                  Miller

+++10.45          Form of Stock Option Agreement between the Company and Walter
                  Miller

+++10.46          Form of Employment Agreement between the Company and Mel
                  Feldman

+++10.47          Form of Stock Option Agreement between the Company and Mel
                  Feldman

+++10.48          Form of Employment Agreement between the Company and Aaron
                  German

+++10.49          Form of Stock Option Agreement between the Company and Aaron
                  German

  *21.01          List of Subsidiaries of the Registrant as of December 31,
                  1993.

   23.02          Consent of Moore Stephens, P.C.

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

oo Incorporated by reference to the Registrant's Form 8-K filed with Securities and Exchange Commission on December 2, 1994.

+ Incorporated by reference Form SB-2 filed with the Securities and Exchange Commission on December 15, 1994

+ Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on December 15, 1994.


++ Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on May 1, 1995.

BEV-TYME, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                                                                               Page to Page
Item 7:  Financial Statements

Independent Auditor's Report.............................................................      F-1........

Consolidated Balance Sheet as of December 31, 1996.......................................      F-2........  F-3

Consolidated Statements of Operations for the years ended

December 31, 1996 and 1995...............................................................      F-4........

Consolidated Statements of Stockholders' Equity for the years ended

December 31, 1996 and 1995...............................................................      F-5........  F-6

Consolidated Statements of Cash Flows for the years ended

December 31, 1996 and 1995 ..............................................................      F-7........  F-9

Notes to Consolidated Financial Statements...............................................      F-10.......  F-21




                          . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders of
   Bev-Tyme, Inc.
   New York, New York


                  We have audited the accompanying consolidated balance sheet of Bev-Tyme, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bev-Tyme, Inc. and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that Bev-Tyme, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and as a result has not been successful in generating cash from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.

Cranford, New Jersey
March 26, 1997

Item 7: Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.

--------------------------------------------------------------------------------




Assets:

Current Assets:

   Cash                                                   $1,903,226
   Accounts Receivable [Net of an Allowance of $109,473]     558,688
   Inventory                                                 473,619
   Prepaid Expenses                                          192,159
   Other Current Assets                                        4,481
                                                          ----------

   Total Current Assets                                    3,132,173

Property and Equipment - Net                                 815,496
                                                          ----------

Other Assets:

   Security Deposits                                          17,833
   Intangibles                                                90,451
   Goodwill - Net                                            251,767
                                                          ----------

   Total Other Assets                                        360,051

   Total Assets                                           $4,307,720
                                                          ==========



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.

--------------------------------------------------------------------------------



Liabilities and Stockholders' Equity:

Current Liabilities:

   Accounts Payable                                             $  1,958,075
   Accrued Expenses                                                  242,536
   Payroll Taxes Payable                                              54,235
   Notes Payable [Net of Discount of $121,317]                       198,232
                                                                ------------

   Total Current Liabilities                                       2,453,078
                                                                ------------

Long-Term Debt:
   Notes Payable                                                     225,111
                                                                ------------

Commitments and Contingencies [12]                                        --
                                                                ------------

Minority Interest                                                  1,212,991
                                                                ------------

Stockholders' Equity:

   Series C Convertible Preferred Stock - Authorized 5,800,000
     Shares, Par Value of $.0001, 2,502,225 Shares Issued and
     2,102,225 Outstanding                                               250

   Common Stock - Authorized 75,000,000 Shares, Par Value of
     $.0001, 924,221 Shares, Issued and Outstanding                       92

   Additional Paid-in Capital                                     22,652,924

   Accumulated [Deficit]                                         (17,591,726)
                                                                ------------

   Total                                                           5,061,540
   Less:  Preferred Stock of Parent Held by Subsidiary            (2,000,000)
          Deferred Compensation                                   (2,645,000)
                                                                ------------


   Total Stockholders' Equity                                        416,540
                                                                ------------

   Total Liabilities and Stockholders' Equity                   $  4,307,720
                                                                ============



See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                                               Years ended
                                                               December 31,
                                                         1 9 9 6       1 9 9 5
                                                       ------------   ------------
Sales - Net                                            $ 15,987,787   $ 12,730,722

Total Cost of Goods Sold                                 14,309,858     10,974,292
                                                       ------------   ------------

   Gross Profit                                           1,677,929      1,756,430
                                                       ------------   ------------

Selling, General and Administrative Expenses:

   Selling, Advertising and Promotion                     1,365,297      1,128,782
   General and Administrative Expenses                    3,121,686      2,405,738
   Amortization of Goodwill                                 335,260        387,892
   Compensation Expense - Issuance of Stock                      --      1,223,250
   Amortization of Financing Costs                           49,263        386,650
   Amortization of Deferred Compensation                  1,828,833             --
   Write Down of Goodwill                                 2,578,485             --
   Write Down of Deferred Compensation                      566,667             --
   Write Down of Distribution Rights                        180,000             --
                                                       ------------   ------------

   Total Selling, General and Administrative Expenses    10,025,491      5,532,312
                                                       ------------   ------------

   [Loss] from Operations                                (8,347,562)    (3,775,882)
                                                       ------------   ------------

Minority Interest in Net Loss of Subsidiary                  56,530             --
                                                       ------------   ------------

Other [Income] Expense:

   Interest Expense                                          91,523         50,422
   Interest Income                                               --            (74)
                                                       ------------   ------------


   Other Expense - Net                                       91,523         50,348
                                                       ------------   ------------

   [Loss] Before Provision for Income Taxes              (8,382,555)    (3,826,230)

Provision for Income Taxes                                       --             --
                                                       ------------   ------------

   Net [Loss]                                          $ (8,382,555)  $ (3,826,230)
                                                       ============   ============

   Weighted Average Number of Shares                        870,054        475,933
                                                       ============   ============

   Net [Loss] Per Share                                $      (9.63)  $      (8.04)
                                                       ============   ============


See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                                                       Series C Convertible     Additional
                                                 Common Stock            Preferred Stock         Paid-in
                                             Shares       Amount       Shares       Amount       Capital
                                           -----------  -----------  -----------  -----------  -----------
  Balance - December 31, 1994                  368,776  $        37           --  $        --  $ 7,943,439

Issuance of Stock Upon Conversion
  of Bridge Notes in February 1995 [9B]             --           --      250,000           25       19,975

Issuance of Stock Upon Cancellation
  of Indebtness to a Shareholder in
  February 1995 [9B]                                --           --      117,225           12      201,663

Issuance of Stock in Exchange for
  Services in March 1995 [9D]                   70,000            7           --           --      195,993

Issuance of Stock to Purchase Net
  Assets of SB&S                                20,000            2           --           --       31,248

Public Offering - Net of Offering
  Expenses of $611,213 - May 1995 [9A]              --           --      460,000           46    1,688,741

Issuance of 525,000 Series C Preferred
  Stock Options - May 1995 [9E]                     --           --           --           --    1,076,250

Exercise of Series C Preferred
  Stock Options in October 1995 [9E]                --           --      525,000           52    1,049,948

Issuance of 525,000 Series C Preferred
  Stock Options - November 1995 [7D] [9E]           --           --           --           --    1,155,000

Net [Loss] for the year ended
  December 31, 1995                                 --           --           --           --           --
                                           -----------  -----------  -----------  -----------  -----------

  Balance - December 31, 1995
    Forward                                    458,776  $        46    1,352,225  $       135  $13,362,257



                                                                    Preferred
                                                                 Stock of Parent                        Total
                                                 Accumulated         Held by         Deferred        Stockholders'
                                                  [Deficit]         Subsidiary      Compensation        Equity
                                                 -----------       -----------      ------------      -----------
  Balance - December 31, 1994                    $(5,112,491)     $      --         $      --          $ 2,830,985

Issuance of Stock Upon Conversion
  of Bridge Notes in February 1995 [9B]                   --             --                --               20,000

Issuance of Stock Upon Cancellation
  of Indebtness to a Shareholder in
  February 1995 [9B]                                      --             --                --              201,675

Issuance of Stock in Exchange for
  Services in March 1995 [9D]                             --             --                --              196,000

Issuance of Stock to Purchase Net
  Assets of SB&S                                          --             --                --               31,250

Public Offering - Net of Offering
  Expenses of $611,213 - May 1995 [9A]                    --             --                --            1,688,787

Issuance of 525,000 Series C Preferred
  Stock Options - May 1995 [9E]                           --             --                --            1,076,250

Exercise of Series C Preferred
  Stock Options in October 1995 [9E]                      --             --                --            1,050,000

Issuance of 525,000 Series C Preferred
  Stock Options - November 1995 [7D] [9E]                 --             --           (1,155,000)            --

Net [Loss] for the year ended
  December 31, 1995                               (3,826,230)            --                --           (3,826,230)
                                                 -----------     -----------         -----------       -----------
  Balance - December 31, 1995
    Forward                                      $(8,938,721)  $        --           $(1,155,000)     $  3,268,717


See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                                                                       Series C Convertible       Additional
                                                             Common Stock                 Preferred Stock          Paid-in
                                                         Shares        Amount          Shares          Amount      Capital
                                                      ------------    ------------  ------------      ---------  ------------
  Balance - December 31, 1995                              458,776    $       46     1,352,225  $          135    $ 13,362,257

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1996 [9H]                                        270,445            27            --              --         270,423

Stock Issuance for Acquisition of
  Perry's Majestic Beer [2C]                                    --            --       400,000              40       1,999,960

Stock Issued for Distributor Rights and
  Services in April 1996 [2D]                               80,000             8            --              --         868,292

Issuance of 300,000 Series C Preferred Stock Options
  Consulting Costs - February 1996 [9F]                         --            --            --              --         765,000

Exercise of Stock Options for Series C
  Preferred Stock [7D][9E]                                      --            --       450,000              45         899,955

Issuance of 630,000 Series C Preferred Stock and
  700,000 Common Stock Options Issued for 1997
  Services in August 1996 [7A]                                  --            --            --              --       2,187,500

Consulting Agreement - April 1996 [9I]                      40,000             4            --              --          24,996

Consulting Agreement - April 1996 [9H]                      35,000             3            --              --          32,997

Financing Costs - April 1996 [9K]                           40,000             4            --              --          24,996

Increase in Equity from Initial Public Offering
  of Subsidiary [2C]                                            --            --            --              --       2,485,086

Amortization of Deferred Compensation
  Costs                                                         --            --            --              --              --

Warrants for 100,000 shares of Common Stock and 100,000 shares Series C Preferred Stock Issued

  in Connection with Debt Financing October 1996 [5]            --            --            --              --         147,580


Write-Down of Deferred Compensation [2D]                        --            --            --              --              --

Adjustment for the Sale of a portion of
  Investment in Subsidiary [2C]                                 --            --            --              --      (1,016,088)

Exercise of Stock Options for Series C
  Preferred Stock [9F]                                          --            --       300,000              30         599,970

Net [Loss] for the year ended
  December 31, 1996                                             --            --            --              --              --
                                                      ------------    ------------    ------------      ------    ------------

  Balance - December 31, 1996                              924,221    $         92     2,502,225        $  250    $ 22,652,924
                                                      ============    ============    ============      ======    ============

                                                                         Preferred
                                                                       Stock of Parent                         Total
                                                        Accumulated        Held by         Deferred         Stockholders'
                                                         [Deficit]       Subsidiary      Compensation         Equity
                                                         ---------       ----------      ------------         ------
  Balance - December 31, 1995                          $ (8,938,721)            --       $(1,155,000)       $ 3,268,717

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1996 [9H]                                        (270,450)            --                --               --

Stock Issuance for Acquisition of
  Perry's Majestic Beer [2C]                                     --     (2,000,000)               --               --

Stock Issued for Distributor Rights and
  Services in April 1996 [2D]                                    --             --          (850,000)          18,300

Issuance of 300,000 Series C Preferred Stock Options
  Consulting Costs - February 1996 [9F]                          --             --          (765,000)              --

Exercise of Stock Options for Series C
  Preferred Stock [7D][9E]                                       --             --                --          900,000

Issuance of 630,000 Series C Preferred Stock and
  700,000 Common Stock Options Issued for 1997
  Services in August 1996 [7A]                                   --             --        (2,187,500)              --

Consulting Agreement - April 1996 [9I]                           --             --          (25,000)               --

Consulting Agreement - April 1996 [9H]                           --             --          (33,000)               --

Financing Costs - April 1996 [9K]                                --             --          (25,000)               --

Increase in Equity from Initial Public Offering

  of Subsidiary [2C]                                             --             --               --         2,485,086

Amortization of Deferred Compensation
  Costs                                                          --             --        1,828,833         1,828,833

Warrants for 100,000 shares of Common Stock and
  100,000 shares Series C Preferred Stock Issued
  in Connection with Debt Financing October 1996 [5]             --             --               --           147,580

Write-Down of Deferred Compensation [2D]                         --             --          566,667           566,667

Adjustment for the Sale of a portion of
  Investment in Subsidiary [2C]                                  --             --               --        (1,016,088)

Exercise of Stock Options for Series C

  Preferred Stock [9F]                                           --             --               --           600,000

Net [Loss] for the year ended

  December 31, 1996                                      (8,382,555)            --               --        (8,382,555)
                                                        -----------       ---------      ----------        ----------

  Balance - December 31, 1996                          $(17,591,726)    $(2,000,000)    $(2,645,000)       $  416,540
                                                       ============     ===========     ===========        ==========

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                      Years ended
                                                                      December 31,
                                                                 1 9 9 6       1 9 9 5
                                                               -----------   -----------
Operating Activities:

    Net [Loss]                                                  $(8,382,555)  $(3,826,230)
                                                                -----------   -----------
    Adjustments to Reconcile Net [Loss] to Net Cash [Used for]
       Operating Activities:

       Depreciation                                                 141,331       120,500
       Amortization of Intangibles                                   24,263       386,650
       Amortization of Goodwill                                     335,260       387,892
       Amortization of Deferred Compensation                      1,828,833            --
       Write Down of Goodwill                                     2,578,485            --
       Write Down of Deferred Compensation                          566,667            --
       Write Down of Distribution Rights                            180,000            --
       Warrants Issued - Debt Financing                            (121,317)           --
       Bad Debt Expense                                             142,977        93,249
       Compensation Expense on Issuance of Common
         and Preferred Stock                                             --     1,272,250

    Changes in Assets and Liabilities:
       [Increase] Decrease in Assets:

         Accounts Receivable                                        146,182        33,406
         Inventory                                                  307,319        23,743
         Prepaid Expenses                                           (38,204)       63,446
         Prepaid Offering Cost                                           --        71,182
         Other Assets                                                29,533            --

       Increase [Decrease] in Liabilities:

         Accounts Payable and Accrued Expenses                     (367,803)      404,430
         Payroll and Corporate Income Taxes Payable                (164,169)      254,699
                                                                -----------   -----------

       Total Adjustments                                          5,589,357     3,111,447
                                                                -----------   -----------


    Net Cash - Operating Activities - Forward                    (2,793,198)     (714,783)
                                                                -----------   -----------

Investing Activities:

    Equipment Acquisitions                                         (159,426)     (249,464)
    Purchase of Subsidiaries - Net of Cash Acquired                (410,513)     (526,562)
    Restricted Cash                                                   5,073        (5,073)
                                                                -----------   -----------

    Net Cash - Investing Activities - Forward                      (564,866)     (781,099)
                                                                -----------   -----------

Financing Activities:

    Proceeds from Public Offering                                 2,485,086     1,688,787
    Proceeds from Loan Payable                                      150,000            --
    Payments of Capital Lease Obligations                           (92,281)       (5,891)
    Payments of Note Payable - Related Parties                           --       (45,000)
    Proceeds of Note Payable - Related Parties                           --        45,000
    Repayment of Loan Payable                                      (150,000)     (180,000)
    Proceeds of Notes Payable                                       603,478            --
    Payments of Notes Payable                                      (429,707)     (180,677)
    Proceeds from Shareholder - Loan Payable                             --       309,000
    Repayment of Shareholder - Loan Payable                        (259,000)      (50,000)
    Proceeds from Exercise of Options                             1,500,000            --
    Proceeds from Sale of Subsidiary's Stock                        250,000            --
    Proceeds from Subscriptions for Stock Options                 1,050,000            --
                                                                -----------   -----------

    Net Cash - Financing Activities - Forward                   $ 5,107,576   $ 1,581,219


See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                            Years ended
                                                            December 31,
                                                     1 9 9 6        1 9 9 5
                                                    -----------   -----------
    Net Cash - Operating Activities - Forwarded     $(2,793,198)  $  (714,783)
                                                    -----------   -----------

    Net Cash - Investing Activities - Forwarded        (564,866)     (781,099)
                                                    -----------   -----------

    Net Cash - Financing Activities - Forwarded       5,107,576     1,581,219
                                                    -----------   -----------

    Net Increase in Cash                              1,749,512        85,337

Cash - Beginning of Years                               153,714        68,377
                                                    -----------   -----------

    Cash - End of Years                             $ 1,903,226   $   153,714
                                                    ===========   ===========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for the years for:

       Interest                                     $    37,611   $    39,665
       Income Taxes                                 $        --   $        --


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


    In March 1995, the Company entered into three one-year consulting agreements with three unaffiliated individuals and issued a total of 70,000 shares of the Company's common stock with a fair value of $196,000, which was expensed in 1995.

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

    In June 1995, the Company issued 20,000 shares of common stock and utilized $21,495 of other assets in connection with the acquisition of the net assets of Sclafani Beer & Soda, Inc.

    In November of 1995, the Company issued an additional 525,000 options for the Company's Series C Preferred Stock to seven directors and officers exercisable at $2.00 per share for services to be rendered in 1996. The Company recorded a deferred cost of $1,155,000 in 1995 which represents the fair market value of the options and amortized this amount in 1996 as compensation to the directors. 450,000 of these options were exercised in 1996 for proceeds of $900,000.

    On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's common stock.

See Notes to Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


Supplemental Schedule of Non-Cash Investing and Financing Activities
[Continued]:

    In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $765,000. These options were exercised for $600,000 in 1996.


    On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. However, in October of 1996, the Company sold the 500,000 shares of Perry's convertible Class A Preferred Stock for $250,000 and reduced its investment accordingly. Each share of Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. Perry's filed a registration statement for 583,335 shares of common stock at $6.00 per share. The proceeds from this offering were approximately $2,500,000.

    Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% was paid in August of 1996 with proceeds from the Company's initial public offering

    On March 29, 1996, in conjunction with the acquisition agreement with Perry's, the Company entered into a two year consulting agreement with the former principal of Perry's to assist in developing and enhancing the distribution of other beers and ales. As a part of the consulting agreement he was issued 35,000 shares of the Company's common stock on April 11, 1996. A deferred compensation cost of $33,000 was recorded in April of 1996 for the estimated fair value of these shares and compensation expense of $12,375 was recorded for the year ended December 31, 1996.

    On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 40,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the estimated fair value of these shares and compensation expense of $9,375 was recorded for the year ended December 31, 1996.

    On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 40,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed for the estimated fair value of these shares.

    In August 1996, the Company issued to certain officers and directors options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. The Company recorded deferred compensation cost of $2,187,500 in August of 1996 for the excess of the estimated fair value of these options over the exercise price and will record the expense over one year. None of such options have been exercised.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



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

Bev-Tyme, Inc. ["Bev-Tyme"], is engaged in the business of distributing and selling beverage and snack products to grocery stores, supermarket chains, restaurants and corporate cafeterias. In 1995, the Company also commenced distributing beer and other malt beverages. The Company markets beverages and snack products to retail grocery stores, supermarket chains, restaurants, corporate cafeterias and wholesale distributors, a substantial portion of which is concentrated in the New York City metropolitan area.

Principles of Consolidation - The consolidated financial statements include the accounts of Bev-Tyme and each of its wholly-owned and majority-owned subsidiaries [the "Company"]. Material intercompany transactions and balances have been eliminated in consolidation. See Note 2 entitled "Acquisitions" for further information. The minority interest represents the separate pubic ownership of Perry's Majestic Beer, Inc.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid debt investments with a maturity of three months or less when purchased. At December 31, 1996, there were no cash equivalents.

Inventories - Inventories are stated at the lower of cost or market. Cost, which includes purchases, freight, raw materials, direct labor and factory overhead, is determined on the first-in, first-out basis.

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

Financing Costs - For the years ended December 31, 1996 and 1995, the Company charged to operations $49,263 and $386,650 for amortization of financing costs.

The financing costs are being amortized over the life of the loans, or twelve months under the straight-line method [See Notes 5 and 8].

Advertising and Promotion Expense - Advertising and promotion costs are expensed as incurred. For the year ended December 31, 1996 and 1995. Advertising and promotion costs were approximately $20,000 and $5,000, respectively.

Goodwill - Amounts paid for securities of newly-acquired subsidiaries in excess of the fair value of the net assets of such subsidiaries have been charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company amortizes its goodwill over a period of up to five years under the straight-line method. Accumulated amortization at December 31, 1996 and 1995 was $21,883 and $837,292, respectively.

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

--------------------------------------------------------------------------------



[1] General Information and Summary of Significant Accounting Policies
[Continued]

Goodwill [Continued] - During the last quarter of 1996, the Company recorded an impairment loss of $2,578,485 from writing down goodwill. Facts and circumstances leading to the impairment loss are current year and cumulative operating and cash flow losses that do not justify the carrying value of the goodwill. The impairment loss recorded is the goodwill allocated to the Mooch & Muck, Inc. and Sclafani Beer & Soda Distributors, Inc. purchase. Fair value of goodwill was based on the present value of estimated expected future cash flows from the related assets. The Company believes there are other suppliers available to meet the Company's needs.

Intangibles - The Company acquired various distribution rights totaling approximately $100,000. The Company amortizes these rights over 5 years on the straight-line method.

Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions located in the New York metropolitan area.

The Company maintains cash balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance

Corporation up to $100,000. At December 31, 1996, the Company's uninsured cash balance totaled $1,824,256.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at December 31, 1996 of $109,473. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for each of the years ended December 31, 1996 and 1995, the Company purchased inventory from two suppliers in 1996 and 1995 which comprised approximately 38% and 24%, respectively, of the Company's total cost of sales. The Company believes there are other suppliers available to meet the Company's needs.

The Company has minimum volume commitments on several of their distribution contracts with vendors, whereby the vendor has the option to terminate an agreement if certain volume targets are not met.

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation" on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" for financial reporting purposes.

Revenue Recognition - Revenue is recognized at the time products are shipped and title passes.

Net [Loss] Per Share - The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Shares issuable upon the exercise of stock options granted and the effect of convertible securities are excluded from the computation because the effect on the net loss per common share would be anti-dilutive. All share data have been adjusted to reflect the one-for-ten-reverse stock split in July 1996.

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

--------------------------------------------------------------------------------




[1] General Information and Summary of Significant Accounting Policies
[Continued]

Stock Transaction of Subsidiary - Changes in the proportionate share of subsidiary equity are accounted for as equity transactions and either increase or decrease the Company's investment in the subsidiary.

Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. During 1996, the Company determined an impairment of goodwill existed [See Notes 2A and 2B].

[2] Acquisitions

[A] Mootch & Muck, Inc. - In March 1994, the Company acquired the remaining 49% interest in Mootch & Muck, Inc., subject to obtaining certain governmental approvals, in exchange for 60,000 newly issued shares of common stock and $250,000 payable at the Company's option in cash or common stock over a period of sixteen [16] months.

In addition, the seller was entitled to receive an additional 20,000 shares of common stock if the subsidiaries reported positive earnings before the payment of taxes for the year ended December 31, 1994, and an additional 20,000 shares of common stock if the Company reported not less than $100,000 in earnings before the payment of taxes for the year ended December 31, 1995. On October 28, 1994, the Company issued 5,068 shares of common stock as payment of $150,000 due and owing under the debt to the seller, a director of the Company. Under the terms of the original agreement, in the event that the seller sold such shares and received less than $150,000 from the proceeds therefrom, the Company was obligated to issue the seller a sufficient number of additional shares of common stock so that the aggregate proceeds from both sales was not less than $150,000. On February 13, 1995, the Company and the seller amended their agreement so that the seller would receive shares of Series C Preferred Stock and the Company would be relieved from all of its obligations to make future payments to the seller. Under the amended agreement, the Company issued to the seller 83,333 shares of Series C Preferred Stock and the seller released the Company from all of its obligations to make payments in the future. Further, in the event that the seller received within two years following the effective date aggregate, net proceeds in excess of $250,000, the seller would deliver such amount in excess of $250,000 to the Company and surrender for cancellation all of the remaining shares held thereby, if any. In connection with the Company acquiring the remaining 49% interest in the subsidiaries, the Company was obligated to pay the seller $250,000 at the Company's option in cash or common stock over a period of 16 months. There was approximately $1,870,000 of goodwill recorded as a result of this transaction. As of December 31, 1996, the unamortized balance of goodwill was written-off [See Note 1].

[B] Sclafani Beer & Soda Distributors, Inc. ["SB&S"] - On June 2, 1995, the Company purchased the assets and assumed certain liabilities of Sclafani Beer & Soda Distributors, Inc. ["SBS"] for $500,000 in cash, 20,000 shares of the Company's common stock valued at market value or $31,250, and options to purchase 7,500 shares of the Company's common stock valued at $11,720. Goodwill of approximately $450,000 was recognized for this acquisition. As of December 31, 1996, the unamortized balance of goodwill was written-off [See Note 1].

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

--------------------------------------------------------------------------------



[2] Acquisitions [Continued]

[C] Perry's Majestic Beer, Inc. - On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. However, in October of 1996, the Company sold the 500,000 shares of convertible Class A Preferred Stock for $250,000 and reduced its investment accordingly. Each share of Class A Preferred Stock was convertible by the Company into one [1] share of Common Stock. Each share of Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. Perry's filed a registration statement for 583,335 shares of common stock at $6.00 per share. The proceeds from this offering were approximately $2,500,000. The bridge lenders waived their rights to warrants for 3,000,000 shares of common stock as recorded in their original agreement with Perry's.

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% was paid in August of 1996 with proceeds from the Company's initial public offering.

On March 31, 1996, Perry's borrowed an aggregate of $150,000 from seven [7] unaffiliated lenders [the "Bridge Lenders"]. In exchange for making loans to the Company, each Bridge Lender received a promissory note [the "Bridge Note"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Bridge Notes were paid at the closing of the initial public offering of the

Company's securities in August of 1996. As of March 31, 1996, $90,000 was received in cash from the bridge loan and $60,000 was received April 4, 1996. The principal balance of $150,000 and interest for $4,208 was paid August 5, 1996.

In August of 1996, Perry's entered into a letter of intent to acquire a brewery. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewing Co., Inc. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was to repurchase distribution rights in Massachusetts.

[D] Asset Acquisition - On April 29, 1996, the Company entered into an agreement to acquire certain assets, incluidng twenty-two trucks, and assume five related truck leases. Simultaneously with this transaction, the Company entered into an agreement with a company to be an exclusive distributor of Citiclub soda. The Company issued 30,000 shares of the Company's common stock at an estimated fair value of $18,300 and paid cash of $200,000 for this agreement. The Company also entered into two employment agreements and one consulting agreement whereby the three individuals were issued a total of 50,000 shares of the Company's common stock and options for 300,000 Series C Preferred Stock, subject to an increasing number of shares under certain circumstances, exercisable at $1.50 per share. A total of $850,000 was recorded as a deferred compensation cost in April of 1996 for the fair value of the 80,000 shares of common stock and the 300,000 Series C Preferred Stock Options. In October, the Company discontinued distributing CitiClub sodas due to a dispute regarding a breach of the distribution agreement and sold the acquired trucks. As a result, the Company has written-off the entire balance of distribution rights of $180,000 and the related balance of deferred compensation of $566,667 for the year ended December 31, 1996 [See Note 14].

[3] Inventories

The Company's inventory consists primarily of finished goods of $473,619.

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

--------------------------------------------------------------------------------



[4] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization are as follows:


                                December 31,
                                  1 9 9 6
                                -----------
Warehouse Equipment              $  210,887
Office Equipment                    275,437
Leasehold Improvements               41,046
Transportation Equipment            653,258
                                -----------

Total - At Cost                   1,180,628
Less:  Accumulated Depreciation     365,132
                                 ----------
   Net                           $  815,496
                                 ==========

Depreciation expense for the years ended December 31, 1996 and 1995 was $141,331 and $120,500, respectively.

[5] Debt

Debt as of December 31, 1996 consisted of the following:
Note Payable - due in October of 1997 with interest at
   10% per annum [a] [c]                                             $      98,000

Bank notes payable in monthly installments of principal
   and interest at rates ranging from 8.5% to 13.9% per annum,
   maturing August 1998 through September 2000 [b]                         446,660
                                                                     -------------

Total                                                                      544,660
Less:  Current Portion                                                     319,549
                                                                    --------------
   Non-Current Portion                                              $      225,111
   -------------------                                              ==============

[a]   Collateralized by the assets of the company.
[b]   Collateralized by transportation equipment.

Maturities of the notes payable as of December 31, 1996 are as follows:

December 31,
------------
  1997           $319,549
  1998            104,871
  1999             84,659
  2000             35,581
                 --------

  Total          $544,660
                 ========


On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 40,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed in the second quarter of 1996 for the estimated fair value of these shares.

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

--------------------------------------------------------------------------------


[5] Debt [Continued]

[c] In October of 1996, the Company received a $250,000 loan with 10% interest from an unaffiliated party. This loan is due in one year. The lender received warrants for 100,000 shares of the Company's common stock and warrants for 100,000 shares of Series C Preferred stock. A deferred financing cost of $145,580 was recorded for the estimated fair value of these warrants. As of December 31, 1996 the outstanding balance is $98,000. The assets of the Company are pledged as collateral.

[6] Income Taxes

Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Since its inception, the Company has net operating loss carryforwards of approximately $12,350,000 which expire in 2007 through 2011. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $4,322,000 at December 31, 1996. Because of the Company's cumulative losses since inception, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards world correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

[7] Stock Option Plans, Stock Options and Warrants

[A] In August 1996, the Company issued to certain officers and directors options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. The Company recorded deferred compensation cost of $2,187,500 in August of 1996 for the excess of the estimated fair value of these options over the exercise price pursuant to APB Opinion No. 25 and will record the resulting expense over one year. None of these options have been exercised.


[B] As of December 31, 1995, 52,500 common stock options that were issued in August of 1994 are outstanding and have vested to directors, officers and employees of the Company at an exercise price of $0.07 per share. The Company also issued in 1995, 3,000 common stock options that vested in May of 1996 to directors and officers of the Company at an exercise price of $0.20 per share.

[C] As of December 31, 1996, 1,420,000 Series C Warrants were outstanding which entitled the holders to acquire shares of Series C Preferred Stock at a price of $6.00 per share for a period of four years commencing May 15, 1996 and 100,000 Series C Warrants were outstanding at a price of $6.00 per share for a period of five years.

[D] In November 1995, the Company issued an additional 525,000 options for the Company's Series C Preferred Stock to seven directors exercisable at $2.00 per share for services to be rendered in 1996. The Company recorded a deferred cost of $1,155,000 which represents the fair market value of the options and amortized the full balance as of December 31, 1996 as compensation to the directors. 450,000 of these options were exercised in 1996 for $900,000.

[E] Options to Underwriter - In June 1993, for a purchase price of $500, the underwriters of the public offering acquired an option to purchase up to an aggregate of 5,000 units for a five-year period expiring in February 1998. The Company has agreed to register, at its expense, under the Securities Act, on one occasion, the option and/or the underlying securities covered by the option upon certain conditions.

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

--------------------------------------------------------------------------------



[7] Stock Option Plans, Stock Options and Warrants [Continued]

[F] Stock Option Plan - In November of 1992, the Company adopted the "Incentive Stock Option Plan". The total number of shares that may be granted under this plan is 7,500 shares. The Company issued incentive options to purchase an aggregate of 6,000 shares of common stock exercisable at $1.00 per share for a period of four years commencing in August 1994. The options are fully exercisable when granted.

Also in November of 1992, the Company adopted the "Non-Qualified Stock Option Plan". The total number of shares that may be granted under this plan is 12,500 shares. In August of 1994, the Company issued an aggregate of 2,500 non-qualified options that are exercisable at $1.00 per share for a period of four years commencing in August 1994. No additional non-qualified options were issued through December 31, 1996. The options are fully exercisable when granted.

The Plan is administered by the Board of Directors or a committee which has the power to determine eligibility to receive options and the terms of any options granted, including the exercise or purchase price, the number of shares subject to the options, the vesting schedule, and the exercise period.

The Plan will terminate in August 1998, four years after the date it was first approved though awards made prior to termination may expire after that date, depending on when granted.

A summary of stock option activity under all plans is as follows:

                                          1 9 9 6                                              1 9 9 5
                         -----------------------------------------------   ----------------------------------------------
                                                      Weighted Average                                 Weighted Average
                                  Shares              Exercise Price               Shares               Exercise Price
                           ---------------------   ---------------------     -------------------   ----------------------
                           Preferred     Common    Preferred     Common      Preferred    Common    Preferred     Common
                             Stock       Stock       Stock        Stock        Stock       Stock     Stock        Stock
Outstanding on
  January 1,                 525,000      55,500   $   2.00     $   0.07           --      52,500   $   --       $   0.07

Granted                    1,230,000     700,000       1.36         0.25      525,000       3,000     2.00            .20
Exercised                    750,000          --       2.00           --
Forfeited/Expired                             --         --           --           --          --       --             --
                           ---------   ---------   --------     --------     --------     -------    -----        -------

  Outstanding and
    Exercisable on
    December 31            1,005,000     755,500  $   1.22      $   0.24      525,000      55,000   $ 2.00        $  0.07
                           ---------   ---------   --------     --------     --------     -------    -----        -------
                           =========   =========   ========     ========     ========     =======    =====        =======

The following table summarizes information about stock options outstanding and exercisable at December 31, 1996. The common stock options and preferred stock options do not expire and may be exercised at anytime.

                 Common Stock                         Preferred Stock
      Exercise Prices            Shares       Exercise Prices        Shares
      ---------------            ------       ---------------        ------
      $      0.25                 700,000      $      1.50            300,000
      $      0.07                  52,500      $      1.00            630,000
      $      0.20                   3,000      $      2.00             75,000
                             ------------                       -------------

      Totals                      755,500                           1,005,000

      ------                 ============                       =============

Total compensation cost recognized in income for stock-based employee compensation awards was $1,735,083.

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

--------------------------------------------------------------------------------



[7] Stock Option Plans, Stock Options and Warrants [Continued]

[F] Stock Option Plan [Continued] - Had compensation cost for the stock option plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS No. 123, the Company's net loss and net loss per share would have been increased.

The pro forma amounts are indicated below:

Year Ended December 31,:              1 9 9 6            1 9 9 5
                                -----------------    ----------------
Net Loss:
    As Reported                 $      (8,382,555)   $    (3,826,230)
    Pro Forma                   $     (14,324,909)   $    (1,627,374)

Net Loss Per Share:

    As Reported                 $           (9.63)   $        (8.04)
    Pro Forma                   $          (16.46)   $       (14.68)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively, dividend yields of $-0- for each year, expected volatility of 107.3 and 75.5 percent, risk-free interest rates of 6.75 and 6.63 percent; and expected lives of one and three years. The weighted-average fair value of options granted was $3.06 and $0.84 for the years ended December 31, 1996 and 1995, respectively.

[8] Bridge Financing

On November 30, 1994, the Company borrowed an aggregate of $200,000. In exchange for making a loan to the Company, the bridge lenders received two promissory notes: one note in the aggregate principal amount of $180,000 and the other note in the aggregate principal amount of $20,000. Each of the bridge notes bore interest at the rate of eight percent [8%] per annum. The $180,000 bridge loans were due and payable upon the earlier of (i) May 1, 1995, or (ii) the closing of the proposed public offering of the Company's securities. The $20,000 bridge loans were due on December 1, 1995. In addition, each bridge lender had the right to convert a convertible bridge note into a number of units ["preferred bridge units"] equal to the total dollar amount loaned to the Company by such bridge lender; provided, however, that one bridge lender may convert his convertible bridge note into the total dollar amount loaned to the Company plus an additional 50,000 preferred bridge units because such bridge lender surrendered 100,000 warrants exercisable for 100,000 shares of common stock. In February 1995, the bridge lenders converted the convertible bridge notes into an aggregate of 250,000 preferred bridge units. Each unit was identical to the units being offered in the public offering. One bridge lender who loaned $65,000 to the Company rescinded 100,000 warrants that were received in a private placement on February 2, 1994. Further, the Company agreed to register such units in the first registration statement filed by the Company following the date of the loan. The cost of obtaining this bridge financing was $580,000, which represents the fair value for the bridge units issued. As a result, the Company expensed $386,650 in 1995 as bridge financing costs. In May of 1995, the Company was granted an extension for the maturity of the principal bridge notes until the earlier of (i) June 15, 1995 or (ii) the closing of the public offering. These bridge notes were repaid on May 23, 1995, the date of the closing of the public offering [See Note 9A].

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

--------------------------------------------------------------------------------



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


[B] Debt to Equity Conversions - In February 1995, the bridge lenders converted the convertible bridge notes into an aggregate of 250,000 preferred bridge units.

In February 1995, the Company issued 117,225 shares of Series C Preferred Stock to a stockholder in exchange for his cancellation of certain indebtedness of the Company in the aggregate principal amount of $201,675. This stockholder is also an officer and director of the Company.

[C] Authorized Shares - In November of 1995, stockholders of the Company adopted an amendment to the Company's certificate of incorporation authorizing the increase of the number of authorized shares of Preferred Stock from 3,000,000 shares to 6,000,000 shares, of which 5,800,000 shares are the Series C Preferred Stock. In November 1995, the stockholders also approved and consented to amend the Company's certificate of incorporation by increasing the number of authorized shares of common stock from 15,000,000 shares to 75,000,000 shares.

[D] Consulting Agreements - In March 1995, the Company entered into three one-year consulting agreements with three unaffiliated individuals and issued a total of 70,000 shares of the Company's common stock. In 1995, the Company recorded an expense of $196,000 for these consulting agreements, which approximates the fair value of the stock issued.

[E] Series C Preferred Stock - In May 1995, the Company granted 525,000 Series C Preferred Stock options to directors, officers and employees of the Company at an exercise price of $2.00 per share and, accordingly, recorded an expense of $1,076,250. In October 1995, 525,000 Series C Preferred Stock options were exercised and the Company recorded a stock subscription receivable of $1,050,000, which was paid in January and February of 1996.

In November 1995, the Company issued an additional 525,000 options for the Company's Series C Preferred Stock to seven directors exercisable at $2.00 per share for services to be rendered in 1996. The Company recorded a deferred cost of $1,155,000 which represents the fair market value of the options and amortized the full balance as of December 31, 1996 as compensation to the directors. 450,000 of these options were exercised in 1996 for proceeds of $900,000.

[F] Consulting Agreement - In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $765,000, which represents the estimated fair value of the preferred stock at the time of grant to account for these future services. As of December 31 1996, these options were exercised with the Company receiving proceeds of $600,000. The Company recorded compensation expense of $293,000 for the year ended December 31, 1996 related this transaction.

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

--------------------------------------------------------------------------------



[9] Stockholders' Equity [Continued]

[G] Stock Dividend - On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's common stock.

[H] Consulting Fees - Stock Issuance - On March 29, 1996, in conjunction with the acquisition agreement with Perry's, the Company entered into a two year consulting agreement with the former principal of Perry's to assist in developing and enhancing the distribution of other beers and ales. As a part of the consulting agreement he was issued 35,000 shares of the Company's common stock on April 11, 1996. A deferred compensation cost of $33,000 was recorded in April of 1996 for the estimated fair value of these shares. Compensation expense of $12,375 was recorded for the year ended December 31, 1996 related to this transaction.

[I] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 40,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the estimated fair value of these shares and compensation expense of $9,375 was recorded for the year ended December 31, 1996 related to this transaction.

[J] Reverse Stock Split - On July 16, 1996, the Company's common stockholders approved a one-for-ten reverse stock split. The financial statements have been adjusted retroactively for the reverse stock split.

[K] Loan - On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 40,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed for the estimated fair value of these shares.

[10] Related Party Transactions

Loan Payable- Stockholder - In February 1995, the Company received $45,000 from a related party. This loan was repaid in June 1995. In December of 1995, the Company received an additional $309,000 from the related party, of which $50,000 was repaid in 1995 and the balance of $259,000 was repaid in January 1996 with interest at 5.75%.

[11] Employment Agreements

As of December 31, 1996, the Company has four employment agreements with senior executives of the Company that expire between the years 1999 through 2009. The annual commitments for compensation aggregate between $200,000 to $400,000 annually for these years and are subject to certain adjustments. In addition, bonuses of qualified options for Series C Preferred Stock and common stock may be granted.

[12] Commitments and Contingencies

[A] The Company has entered into various operating lease agreements to lease office space and warehouse space with initial terms ranging up to five years. The warehouse lease expired in February of 1996. Commencing March of 1996, the Company revised the nature of this agreement to a month-to-month arrangement for $20,500 a month. In addition, the Company forfeited its security deposit and has included this cost as additional rent expense. The Company also leases on a month-to-month basis office space in Manhattan for $600 per month. Rent expense for the office and warehouse space for the years ended December 31, 1996 and 1995 was $335,457 and $246,925, respectively.

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

--------------------------------------------------------------------------------


[12] Commitments and Contingencies

[A] [Continued] - In addition, the Company has non-cancelable operating leases for office and warehouse equipment. Obligations under these leases for the periods through 2001 are as follows:

1997                       $       85,771
1998                               44,982
1999                               24,053
2000                               16,545
2001                                5,630
                           --------------

    Total                  $      176,981
    -----                  ==============

Rent expense for the office and warehouse equipment for the years ended December 31, 1996 and 1995 was $20,852 and $26,751, respectively.

[B] Brewing Agreement - In November 1996, Perry's stockholders entered into an agreement, on behalf of Perry's, with a brewery to brew and bottle beer under the private label of "Perry's Majestic." As part of the agreement, Perry's agrees to provide the brewery, at Perry's own expense, all the necessary packaging materials to allow the brewer to manufacture the product in accordance with federal and state regulations.

The agreement automatically renews annually. Either party may terminate the agreement by giving four month prior written notice to the other party.

[13] Going Concern

The accompany financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company incurred net losses and utilized cash for operations for the years ended December 31, 1996 and 1995. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company intends to pursue additional equity financing as a vehicle for financing future operations and to secure debt financing from related and unrelated entities. In addition at the end of 1996, the Company implemented a cost cutting program to help improve operations. The continuation of the Company as a going concern is dependent upon the success of these plans.

There can be no assurances that management's plans to reduce operating losses and to obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

[14] Litigation

The Company is currently a defendant in a lawsuit filed by Premium Beverage Packers, Inc. for alleged breach of a distribution agreement and a default on a promissory note. The suit asks for damages in the amount of approximately $403,000 plus costs and expenses. The Company filed an Answer denying all these claims and a Counterclaim in December 1996. The Counterclaim alleges the plaintiff breached both the distribution agreement and the promissory note. The Company also alleges damages in the amount of $86,664.64, plus cost and expenses.

BEV-TYME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12


--------------------------------------------------------------------------------



[14] Litigation [Continued]

In October 1996, a former employee brought suit against Mootch & Muck, Inc. The Complaint alleges that the Company breached an employment agreement with plaintiff. Plaintiff also alleges damages in the amount of $1,500,000, plus costs and expenses. The Company filed an answer denying all these claims in November 1996.

The Company believes that there are substantial defenses to these claims and intends to vigorously defend its position. No settlement discussions have occurred regarding either of these actions. The Company's counsel is not able to render an opinion as to the resolution of either matter. A material adverse decision on either of these lawsuits could have a material adverse effect on the Company.

[15] New Authoritative Pronouncement

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[16] Fair Value of Financial Instruments

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, related party payables, and trade payables, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of long-term debt is estimated based on rates at which the Company could borrow funds with similar remaining maturities. The fair value of the Company's debt approximates its carrying value.

[17] Subsequent Event

In January of 1997, the Board of Directors declared a dividend of 1.31 common shares of Stock for each share of Series C Preferred Stock outstanding as of December 27, 1996.

                    . . . . . . . . . . . . . . . . . . .

Item 6:

BEV-TYME, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS

--------------------------------------------------------------------------------



For the year ended December 31, 1996 compared with the year ended December 31, 1995

The following discussion of the Company's financial condition as of December 31, 1996 and results of operations for the years ended December 31, 1996 and 1995, includes Bev-Tyme, Inc. and its subsidiaries [collectively, the "Company"] and should be read in conjunction with the Consolidated Financial Statements and Notes appearing elsewhere in this 10-QSB.

Business Structure

Bev-Tyme, Inc. ["Bev-Tyme"], is engaged in the business of distributing and selling beverage and snack products to grocery stores, supermarket chains, restaurants and corporate cafeterias. In 1995, the Company also commenced distributing beer and other malt beverages. Because of increased competition in the "New Age" beverage market and continuing operating losses related to the sale of its SunSprings(TM) beverage products, the Company increased its focus on its beverage and snack food distribution.

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

On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. However, in October of 1996, the Company sold the Class A Preferred Stock for $250,000. Each share of Class A Preferred Stock and Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. Perry's filed a registration statement for 583,335 shares of common stock at $6.00 per share. The proceeds from this offering were approximately $2,500,000.

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% was paid in August of 1996 with proceeds from the Company's initial public offering

In August of 1996, Perry's entered into a letter of intent to acquire a Mico Beer. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewing Co., Inc. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was to repurchase distribution rights to Post Road Beer in Massachusetts.

As a result of the Company's recurring losses and utilization of cash for operations, the Company's auditors believed there was substantial doubt about the Company's ability to continue as a going concern at December 31, 1996 and issued a going concern qualification to their report dated March 26, 1997.

Results of Operations

For the years ended December 31, 1996, the Company had a loss from operations of $8,347,562 and a net loss of $8,382,555 as compared to a loss from operations of $3,775,882 and a net loss of $3,826,230 for the year ended December 31, 1995.

BEV-TYME, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS

--------------------------------------------------------------------------------



For the year ended December 31, 1996 compared with the year ended December 31, 1995


Results of Operations [Continued]

For the year ended December 31, 1996, the Company's gross profit was $1,677,929 or 10.5% as compared to $1,756,430 or 13.8% in 1995. The change in the gross profit percentage for the year ended December 1996 of 3.3% was attributable to a change in the Company's product mix, primarily resulting from the sale of low margin soda products. The Company has discontinued the low margin product and started a cost cutting program late in 1996. The Company intends to focus on the sale of imported and microbrewed beers as well as its higher margin non-alcholic beverages.

For the year ended December 31, 1996 and 1995, the Company's net sales were $15,987,787 and $12,730,722, respectively. This represents an improvement of approximately $3,257,000 or 26%. This improvement is primarily the result of increased volume resulting from an increase in the Company's customer base and to a smaller degree new products available for sale. In the September 1996 quarter, the Company scaled back its area of distribution to Manhattan and sections of Brooklyn and Queens.

Selling, advertising and promotion expense for the years ended December 31, 1996 and 1995 amounted to $1,365,297 and $1,128,782, respectively, and primarily consisted of salesmen's salaries, commissions and related expenses of the companies' distribution sales force.

General and administrative expenses for the years ended December 31, 1996 were $3,121,686 or 20% of net sales as compared to $2,405,738 or 19% of net sales in 1995. The Company incurred amortization of consulting costs for the year ended December 31, 1996 of $1,828,833. This is the result of the Company compensating consultants with stock and options instead of cash payments. As of December 31, 1996, the unamortized balance resulting from all options and shares granted for services is approximately $2,645,000. This will be amortized in future periods and will reduce the future earnings of the Company. A write down of approximately $567,000 was also incurred in 1996 due to the termination of two employment and one consulting agreements during 1996.

Because of the Company's severe cash shortages and numerous unsuccessful attempts at finding traditional debt financing, the Company entered into bridge financing which resulted in a total non-cash financing cost $386,650 in 1995. This represented the fair value assigned to the Bridge Units issued upon conversion of the Convertible Bridge Notes. The effective annual interest rate on these Bridge Loans was approximately 300%. In addition, the Company entered into a new loan agreement during 1996 for $250,000. The assets of the Company are pledged as a result of this transaction. The loan balance at December 31, 1996 is $98,000.

Interest expense relates primarily to commercial loans on the transportation equipment.

Liquidity and Capital Resources

For the year ended December 31, 1996, the Company utilized $2,793,198 in operating activities. This utilization was primarily attributable to the net loss of approximately $8,400,000 adjusted by non-cash items of approximately

$5,400,000.

BEV-TYME, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS

--------------------------------------------------------------------------------



For the year ended December 31, 1996 compared with the year ended December 31, 1995

Liquidity and Capital Resources [Continued]

The Company utilized$564,866 for investing activities for the year ended December 31, 1996. This was primarily attributable to the acquisition of the net assets of Riverosa for approximately $250,000, and of Old Marlborough Brewing Co., Inc. of $160,000 as well as the purchase of capital equipment of approximately $159,000.

The Company generated approximately $5,107,576 from financing activities for the year ended December 31, 1996. This was primarily attributable to the net proceeds from the initial public offering of Perry's common stock for $2,485,086 and the exercise of stock options for $2,550,000.

At December 31, 1996, the Company had a working capital of $679,095 reflecting primarily the excess cash, accounts receivable and inventory over accounts payable and accrued expenses. The Company's cash balance at December 31, 1996 was $1,903,226.

For the year ended December 31, 1995, the Company utilized $714,783 in operating activities, utilized $781,099 in investing activities and generated $1,581,219 in financing activities.

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

In November 1995, the Company issued to the directors of the Company options to purchase an aggregate of 525,000 additional shares of Series C Preferred Stock at an exercise price of $2.00 per share. 450,000 of these options were exercised in 1996 for $900,000.

In February 1996, the Company engaged a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures and other strategic business initiatives. In exchange for services to be performed by the consultant, the Company issued options to purchase an aggregate of 300,000 shares of Series C Preferred Stock at an exercise price of $2.00 per share. These options were exercised in 1996, which resulted in net proceeds to the Company of $600,000.

On March 29, 1996, the Company acquired 500,000 shares of convertible Class A Preferred Stock and 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's Majestic Beer, Inc. ["Perry's"] [valued at $2,000,000] in exchange for 400,000 shares of the Company's Series C Preferred Stock and $150,000. However, in October of 1996, the Company sold the 500,000 shares of convertible Class A Preferred Stock for $250,000 and reduced its investment accordingly. Each share of Class B Preferred Stock has attached to it the right to vote on all matters submitted to the Company. In August of 1996, Perry's filed a registration statement on Form SB-2 which was declared effective by the Securities and Exchange Commission. Perry's realized net proceeds of approximately $2,500,000 in August of 1996.

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% and was paid at the closing of the Perry's initial public offering.

On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 40,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed for the estimated fair value of these shares.

BEV-TYME, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS

--------------------------------------------------------------------------------



For the year ended December 31, 1996 compared with the year ended December 31, 1995

Liquidity and Capital Resources [Continued]


In August 1996, the Company issued to certain officers, directors and employees options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. None of such options have been exercised. A deferred compensation cost for the excess of the fair value of the shares over the exercise price of $2,187,500 was recorded for the year ended December 31, 1996.

In October of 1996, the Company received a $250,000 loan with 8% interest from an unaffiliated party. This loan is due in one year. The lender received warrants for 100,000 shares of the Company's common stock and warrants for 100,000 shares of Series C Preferred Stock.

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

New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

BEV-TYME, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS

--------------------------------------------------------------------------------

For the year ended December 31, 1996 compared with the year ended December 31, 1995

New Authoritative Accounting Pronouncements [Continued]

The FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

BEV-TYME, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS

--------------------------------------------------------------------------------

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

BEV-TYME, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS

--------------------------------------------------------------------------------


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

In November and December 1994, the Company borrowed an aggregate of $200,000 from certain lenders [the "Bridge Lenders"]. In exchange for making loans to the

Company, each Bridge Lender received two [2] promissory notes [the "Bridge Notes"]. Certain Bridge Notes are in the aggregate principal amount of $180,000 [the "Principal Bridge Notes"] and the other Bridge Notes are in the aggregate principal amount equal to $20,000 [the "Convertible Bridge Notes"]. Each of the Bridge Notes bears interest at the rate of eight percent [8%] per annum. The Principal Bridge Notes were due and payable upon the earlier of (i) June 15, 1995, or (ii) the closing of the Offering. The Convertible Bridge Notes are due and payable on December 1, 1995. In addition, each Bridge Lender had the right to convert a Convertible Bridge Note into a number of units ["Bridge Units"] equal to the total dollar amount loaned to the Company by such Bridge Lender; provided, however, that one Bridge Lender may convert its Convertible Bridge
Note into the total dollar amount loaned to the Company plus an additional 50,000 Bridge Units because such Bridge Lender surrendered 100,000 warrants exercisable for 100,000 shares of Common Stock. In February 1995, the Bridge Lenders converted the Convertible Bridge Notes into an aggregate of 250,000 Bridge Units at a conversion price of $.10 per Bridge Unit. The Company entered into the bridge financing transactions because it required additional financing and no other sources of financing were available to the Company at that time. The conversion price to the Bridge Lenders was significantly less than the offering price of the Units offered hereby because should the proposed public offering have not been successful, the Bridge Lenders would have been at risk for repayment of the Bridge Loans. Further, the Company agreed to register such Bridge Units in the first registration statement filed by the Company following the date of the loan. The bridge notes were repaid on May 23, 1995, the close of the Public Offering.

BEV-TYME, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS

--------------------------------------------------------------------------------

Year ended December 31, 1995 compared with the year ended December 31, 1994

Liquidity and Capital Resources [Continued]

On May 15, 1995, the Company completed a secondary public offering for sale 460,000 units, each consisting of one share of Series C Convertible Preferred Stock, par value $.0001 per share and two Series C Redeemable Preferred Stock purchase warrants. Each share of Series C Preferred Stock is convertible at the option of the holder, at any time after May 15, 1996, into 1.8 shares of the Company's common stock. The Series C Warrants entitle the holder to purchase one share of Series C Preferred Stock at an exercise price of $6.00 per share through May 15, 2000 and may be redeemed by the Company under certain conditions. To date, none of the Preferred Stock Warrants have been exercised or redeemed. The Company realized net proceeds of $1,688,787 after deducting, the underwriters discount and other costs of the offering.

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

BEV-TYME, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS

--------------------------------------------------------------------------------




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

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of April, 1997.

                                            BEV-TYME, INC.

                                            By:/s/Robert J. Sipper
                                               -------------------
                                               Robert J. Sipper
                                               Chairman of the Board, and
                                               Chief Executive Officer


    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature                             Title                     Date
---------                             -----                     ----

/s/Robert J. Sipper                   Chairman of the           April 14, 1997
Robert J. Sipper                      Board and President



/s/Robert Forst                       Vice President,           April 14, 1997
Robert Forst                          Chief Financial Officer,
                                      Principal Accounting
                                      Officer and Secretary

 /s/Bruce Logan                       Director                  April 14, 1997
Bruce Logan


/s/Alfred Sipper                      Director                  April 14, 1997
Alfred Sipper