Form 10QSB
period 1997-03-31
BEV TYME INC
filed 1997-05-20
CIK 893996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     March 31, 1997    Commission File Number    33-53748C

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

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 1997, was 4,202,125

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



                                                                Page to Page


Part I: Financial Information

Item 1: Financial Statements

  Consolidated Balance Sheet as of March 31, 1997 [Unaudited]... 1......  2

  Consolidated Statements of Operations for the three months ended
  March 31, 1997 and 1996 [Unaudited]........................... 3......

  Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1997 [Unaudited].............................. 4......

  Consolidated Statements of Cash Flows for the three months ended
  March 31, 1997 and 1996 [Unaudited]........................... 5......  7

  Notes to Consolidated Financial Statements [Unaudited]........ 8...... 19

Item 2: Management's Discussion and Analysis of Financial
        Condition And Results of Operations.....................20...... 23

Signature.......................................................24......



                         . . . . . . . . . . . . . . .

Part I:Financial Information

Item 1:Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                              $ 1,301,771
  Accounts Receivable - Net                                             578,323
  Inventory                                                             605,506
  Prepaid Expenses                                                      159,605
  Other Current Assets                                                   13,877
                                                                    -----------

  Total Current Assets                                                2,659,082

Property and Equipment - Net                                            783,609
                                                                    -----------

Other Assets:
  Security Deposits                                                       8,133
  Intangibles - Net                                                     217,513
  Goodwill - Net                                                        434,456
                                                                    -----------

  Total Other Assets                                                    660,102
  Total Assets                                                      $ 4,102,793
                                                                    ===========



The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Accounts Payable                                                  $ 2,208,823
  Accrued Expenses                                                      312,468
  Payroll Taxes Payable                                                  43,422
  Notes Payable [Net of Discount of $84,922]                            234,627
                                                                    -----------

  Total Current Liabilities                                           2,799,340

Long-Term Debt:
  Notes Payable                                                         142,959

Commitments and Contingencies                                                --

Minority Interest                                                     1,425,502

Stockholders' Equity [Deficit]:
  Series C Convertible Preferred Stock - Authorized 5,800,000
   Shares, Par Value of $.0001, 2,502,225 Shares Issued and
   2,102,225 Outstanding                                                    250

  Common Stock - Authorized 75,000,000 Shares, Par Value of
   $.0001, 4,202,125 Shares, Issued and Outstanding                         420

  Additional Paid-in Capital                                         24,086,681

  Accumulated [Deficit]                                             (20,357,109)

  Total                                                               3,730,242
  Less:Preferred Stock of Parent Held by Subsidiary                   2,000,000
       Deferred Compensation                                          1,995,250

  Total Stockholders' Equity [Deficit]                                 (265,008)

  Total Liabilities and Stockholders' Equity [Deficit]              $ 4,102,793
                                                                    ===========



The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                          Three months ended
                                                               March 31,
                                                         1 9 9 7       1 9 9 6
                                                         -------       -------

Sales - Net                                            $2,322,505   $ 2,397,908

Total Cost of Goods Sold                                2,109,935     1,912,337
                                                       ----------   -----------

  Gross Profit                                            212,570       485,571
                                                       ----------   -----------

Selling, General and Administrative Expenses:
  Selling, Advertising and Promotion                      210,209       384,492
  General and Administrative Expenses                     586,181       386,047
  Amortization of Goodwill                                 53,723       104,459
  Amortization of Deferred Compensation                   787,250       289,000
  Amortization of Distribution Rights                       8,670            --
  Amortization of Financing Costs                          36,395            --
                                                       ----------   -----------

  Total Selling, General and Administrative Expenses    1,682,428     1,163,998
                                                       ----------   -----------

  [Loss] from Operations                               (1,469,858)     (678,427)
                                                       ----------   -----------

Minority Interest in Net Loss of Subsidiary               158,282            --
                                                       ----------   -----------

Other [Income] Expense:
  Interest Expense                                          8,874        10,303
  Interest Income                                          (5,766)           --
                                                       ----------   -----------

  Other Expense - Net                                       3,108        10,303
                                                       ----------   -----------

  [Loss] Before Provision for Income Taxes             (1,314,684)     (688,730)

Provision for Income Taxes                                 16,614            --
                                                       ----------   -----------

  Net [Loss]                                           $(1,331,298) $  (688,730)
                                                       ===========  ===========

  Net [Loss] Per Share                                 $    (0.32)  $     (0.08)
                                                       ==========   ===========

  Weighted Average Number of Shares                     4,202,125     8,117,209
                                                       ==========   ===========





The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
[UNAUDITED]
------------------------------------------------------------------------------





                                                                                            Preferred                      Total
                                                 Series C Convertible Additional          Stock of Parent             Stockholders'
                                   Common Stock     Preferred Stock    Paid-in Accumulated  Held by        Deferred       Equity
                                  Shares    Amount   Shares   Amount   Capital [Deficit]     Subsidiary    Compensation  [Deficit]

  Balance - January 1, 1997        924,221 $     92 2,502,225 $  250 $22,652,924 $(17,591,726)(2,000,000)(2,645,000    416,540

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1997 [9L]              3,277,904      328       --      --   1,433,757   (1,434,085)    --       --         --

Amortization of Deferred
Compensation Costs                               --       --      --        --       --           --        649,750     649,750

Net [Loss] for the three months
ended March 31, 1997                             --       --      --        --     (1,331,298)    --                  (1,331,298)
                                 -------   -------- --------  ------  --------   ----------     ---------- ---------  -----------

  Balance - March 31, 1997       4,202,12$      420 2,502,225 $  250 $24,086,681  $(20,357,109) (2,000,000)(1,995,250)  (265,008)
                                 =========  ======= ========= ====== =========== ============== ==========  ========== ==========



The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                                March 31,
                                                          1 9 9 7       1 9 9 6
                                                          -------       -------

   Net Cash - Operating Activities                    $  (371,856)  $(1,148,049)
                                                      -----------   -----------

Investing Activities:
   Disposal of Equipment                                    19,977           --
   Equipment Acquisitions                                  (19,042)     (43,708)
   Purchase of Subsidiaries - Net of Assets Acquired       (93,082)    (150,000)
   Development of Label Design                             (65,000)          --
   Restricted Cash                                           9,700           --
                                                       -----------   ----------

   Net Cash - Investing Activities                        (147,447)    (193,708)
                                                       -----------   ----------

Financing Activities:
   Proceeds from Loan Payable                                   --       90,000
   Repayment of Debt                                       (82,152)     (33,122)
   Repayment of Shareholder - Loan Payable                      --     (259,000)
   Proceeds from Exercise of Options                            --    1,650,000
   Proceeds from Sale of Stock                                  --       45,200
                                                       -----------   ----------

   Net Cash - Financing Activities                         (82,152)   1,493,078
                                                       -----------   ----------

   Net [Decrease] Increase in Cash                        (601,455)     151,321

Cash - Beginning of Periods                              1,903,226      153,714
                                                       -----------   ----------

   Cash - End of Periods                               $ 1,301,771   $  305,035
                                                       ===========   ==========



The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                          Three months ended
                                                                March 31,
                                                          1 9 9 7       1 9 9 6
                                                          -------       -------

Supplemental Disclosures of Cash Flow Information:
   Cash paid for the periods for:
     Interest                                          $     6,424   $   10,303
     Income Taxes                                      $    16,614   $       --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   In May 1995, the Company granted 525,000 Series C Preferred Stock Options to directors, officers and employees of the Company at an exercise price of $2.00 per share and, accordingly, has recorded an expense of $1,076,250. In October 1995, the directors, officers and employees of the Company exercised the 525,000 Series C Preferred Stock Options and as a result, the Company recorded a stock subscription receivable for $1,050,000, which was collected in January and February 1996.

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



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



Supplemental Schedule of Non-Cash Investing and Financing Activities[Continued]:
   On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 40,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed for the estimated fair value of these shares in 1996.

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

   During the first quarter of 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements for five years. Deferred compensation of $2,000,000 was recorded and will be amortized over five years as compensation expense. Compensation expense of $100,000 was recorded for the three months ended March 31, 1997 for this transaction. In addition, an additional 200,000 shares of Perry's common stock were issued for a three year consulting agreement for services valued at $450,000. The Company recorded $37,500 for the amortization of the deferred consulting services under this agreement.

   During the first quarter of 1997, Perry's also issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the purchase of Old Marlborough Brewing Co., Inc.'s Post Road brand.




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

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

Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading.

Principles of Consolidation - The consolidated financial statements include the accounts of Bev-Tyme and each of its wholly-owned and majority-owned subsidiaries [the "Company"]. Material intercompany transactions and balances have been eliminated in consolidation. See Note 2 entitled "Acquisitions" for further information. The minority interest represents the separate public ownership of Perry's Majestic Beer, Inc.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid debt investments with a maturity of three months or less when purchased. At March 31, 1997, there were no cash equivalents.

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

Financing Costs - For the three months ended March 31, 1997 and 1996, the Company charged to operations $36,395 and $-0- for amortization of financing costs. The financing costs are being amortized over the life of the loans, or twelve months under the straight-line method [See Note 5].

Advertising and Promotion Expense - Advertising and promotion costs are expensed as incurred. For the three months ended March 31, 1997 and 1996, advertising and promotion costs were approximately $19,891 and $16,346, respectively.

Goodwill - Amounts paid for securities of newly-acquired subsidiaries in excess of the fair value of the net assets of such subsidiaries have been charged to goodwill. Goodwill is related to revenues the Company anticipates realizing in future years. The Company amortizes its goodwill over a period of up to five years under the straight-line method. Accumulated amortization at March 31, 1997 and 1996 was $53,723 and $104,459, respectively.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------




[1] General Information and Summary of Significant Accounting Policies
[Continued]

Goodwill [Continued] - During the last quarter of 1996, the Company recorded an impairment loss of $2,578,485 from writing down goodwill. Facts and circumstances leading to the impairment loss in 1996 were operating and cash flow losses that did not justify the carrying value of the goodwill. The impairment loss recorded is the goodwill allocated to the Mooch & Muck, Inc. and Sclafani Beer & Soda Distributors, Inc. purchase. Fair value of goodwill was based on the present value of estimated expected future cash flows from the related assets.

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

The Company maintains cash balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1997, the Company's uninsured cash balance totaled $1,201,771.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at March 31, 1997 of $109,473. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for each of the three months ended March 31, 1997 and 1996, the Company purchased inventory from three suppliers in 1997 and two suppliers in 1996 which comprised approximately 52% and 49%, respectively, of the Company's total cost of sales. The Company believes there are other suppliers available to meet the Company's needs.

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

Net [Loss] Per Share - The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Shares issuable upon the exercise of stock options granted and the effect of convertible securities are excluded from the computation because the effect on the net loss per common share would be anti-dilutive. All share data have been adjusted to reflect the one-for-ten- reverse stock split in July 1996.

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

[2] Acquisitions

[A] Mootch & Muck, Inc. ["Mootch"] - In March 1994, the Company acquired the remaining 49% interest in Mootch & Muck, Inc., subject to obtaining certain governmental approvals, in exchange for 60,000 newly issued shares of common stock and $250,000 payable at the Company's option in cash or common stock over a period of sixteen [16] months.

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

In August of 1996, Perry's entered into a letter of intent to acquire a brewery. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewing Co., Inc. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was to repurchase distribution rights in Massachusetts. During the first quarter of 1997, Perry's also issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the purchase of Old Marlborough Brewing Co., Inc.'s Post Road brand.

[D] Asset Acquisition - On April 29, 1996, the Company entered into an agreement to acquire certain assets, including twenty-two trucks, and assume five related truck leases. Simultaneously with this transaction, the Company entered into an agreement with a company to be an exclusive distributor of Citiclub soda. The Company issued 30,000 shares of the Company's common stock at an estimated fair value of $18,300 and paid cash of $200,000 for this agreement. The Company also entered into two employment agreements and one consulting agreement whereby the three individuals were issued a total of 50,000 shares of the Company's common stock and options for 300,000 Series C Preferred Stock, subject to an increasing number of shares under certain circumstances, exercisable at $1.50 per share. A total of $850,000 was recorded as a deferred compensation cost in April of 1996 for the fair value of the 80,000 shares of common stock and the 300,000 Series C Preferred Stock Options. In October, the Company discontinued distributing CitiClub sodas due to a dispute regarding a breach of the distribution agreement and sold the acquired trucks. As a result, the Company has written-off the entire balance of distribution rights of $180,000 and the related balance of deferred compensation of $566,667 for the year ended December 31, 1996 [See Note 14].

[E] 1997 Acquisition - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company for approximately $66,000 cash. Additionally, Perry's agreed to issue 50,000 shares of Perry's common stock in the second quarter of 1997 and to pay an officer of the Company who is also the sole shareholder of Orchard Annie, Inc. a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------


[3] Inventories

The Company's inventory consists primarily of finished goods of $605,506.

[4] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization are as follows:

                                               March 31,
                                                1 9 9 7

Warehouse Equipment                            $  229,928
Office Equipment                                  275,437
Leasehold Improvements                             41,046
Transportation Equipment                          633,281
                                               ----------

Total - At Cost                                 1,179,692
Less:  Accumulated Depreciation                   396,083

  Net                                          $  783,609
  ---                                          ==========

Depreciation expense for the three months ended March 31, 1997 and 1996 was $30,952 and $30,000, respectively.

[5] Debt

Debt as of March 31, 1997 consisted of the following:

Note Payable - due in October of 1997 with interest at
  10% per annum [a] [c]                                              $  98,000

Bank notes  payable in monthly  installments  of principal and interest at rates ranging from 8.5% to 13.9% per annum,
  maturing August 1998 through September 2000 [b]                      279,586
                                                                     ---------

Total                                                                  377,586
Less:  Current Portion                                                 234,627

  Non-Current Portion                                                $ 142,959
  -------------------                                                =========

[a] Collateralized by the assets of the company.
[b] Collateralized by transportation equipment.

Maturities of the notes payable as of March 31, 1997 are as follows:

March 31,
  1997                                      $ 198,232
  1998                                         95,911
  1999                                         76,599
  2000                                          6,844
                                            ---------

  Total                                     $ 377,586
  -----                                     =========

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[5] Debt [Continued]

[c]In October of 1996, the Company received a $250,000 loan with 10% interest from an unaffiliated party. This loan is due in one year. The lender received warrants for 100,000 shares of the Company's common stock and warrants for 100,000 shares of Series C Preferred stock. A deferred financing cost of $145,580 was recorded for the estimated fair value of these warrants. As of December 31, 1996 the outstanding balance is $98,000. The assets of the Company are pledged as collateral.

[6] Income Taxes

Income taxes are provided based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes." Since its inception, the Company has net operating loss carryforwards of approximately $12,350,000 which expire in 2007 through 2011. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $4,322,000 at December 31, 1996. Because of the Company's cumulative losses since inception, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards world correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

[7] Stock Option Plans, Stock Options and Warrants

[A] In August 1996, the Company issued to certain officers and directors options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. The Company recorded deferred compensation cost of $2,187,500 in August of 1996 for the excess of the estimated fair value of these options over the exercise price pursuant to APB Opinion No. 25 and recorded $546,875 of compensation expense for the three months ended March 31, 1997. None of these options were exercised in 1997 or 1996.

[B] As of March 31, 1997, 52,500 common stock options that were issued in 1994 were outstanding and have vested to directors, officers and employees of the Company at an exercise price of $0.07 per share. The Company also issued in 1995, 3,000 common stock options that vested in May of 1996 to directors and officers of the Company at an exercise price of $0.20 per share.

[C] As of March 31, 1997, 1,420,000 Series C Warrants were outstanding which entitled the holders to acquire shares of Series C Preferred Stock at a price of $6.00 per share for a period of four years commencing May 15, 1996 and 100,000 Series C Warrants were outstanding at a price of $6.00 per share for a period of five years.

[D] In November 1995, the Company issued an additional 525,000 options for the Company's Series C Preferred Stock to seven directors exercisable at $2.00 per share for services to be rendered in 1996. The Company recorded a deferred cost of $1,155,000 which represented the fair market value of the options and amortized the full balance in 1996 as compensation expense. 450,000 of these options were exercised in 1996 for $900,000 and no options were exercised in 1997.

[E] Options to Underwriter - In June 1993, for a purchase price of $500, the underwriters of the public offering acquired an option to purchase up to an aggregate of 5,000 units for a five-year period which will expire in February 1998. The Company has agreed to register, at its expense, under the Securities Act, on one occasion, the option and/or the underlying securities covered by the option upon certain conditions.

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

A summary of stock option activity under all plans is as follows:

                            1 9 9 7                             1 9 9 6
                 --------------------------------- --------------------
                                   Weighted Average             Weighted Average
                        Shares      Exercise Price     Shares     Exercise Price
                 Preferred   Common PreferredCommonPreferred Common PFDd  Common
                   Stock      Stock   Stock  Stock  Stock     Stock Stock  Stock

Outstanding on
  January 1,    1,050,000   755,500  $1.22 $ 0.24 525,000    55,500 $2.00  $0.07

Granted                --        --     --     -- 1,230,000 700,000  1.36   0.25
Exercised              --        --     --     --   750,000      --  2.00     --
Forfeited/Expired      --        --     --     --      --        --    --     --
                 ---------  --------  -----  -----  -------  ------- ----   ----

  Outstanding
   and Exercisable
   on March 31,
   1997 and
   December 31,
   1996         1,005,000   755,500  $1.22 $ 0.24 1,005,000 755,500 $1.22  $0.24
   ----         ===============================================================

The following table summarizes information about stock options outstanding and exercisable at March 31, 1997. The common stock options and preferred stock options do not expire and may be exercised at anytime [See Note 17].

                     Common Stock             Preferred Stock
             Exercise Prices     Shares  Exercise Prices  Shares

                $  0.25          700,000    $  1.50       300,000
                $  0.07           52,500    $  1.00       630,000
                $  0.20            3,000    $  2.00        75,000
                                --------                ---------

                Totals           755,500                1,005,000
                ------          ========                =========

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



[9] Stockholders' Equity [Continued]

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

[F] Consulting Agreement - In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $765,000, which represents the estimated fair value of the preferred stock at the time of grant to account for these future services. As of December 31 1996, these options were exercised with the Company receiving proceeds of $600,000. The Company recorded compensation expense of $293,000 for the year ended December 31, 1996 and $95,625 for the three months ended March 31, 1997.

[G] Stock Dividend - On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's common stock.

[H] Consulting Fees - Stock Issuance - On March 29, 1996, in conjunction with the acquisition agreement with Perry's, the Company entered into a two year consulting agreement with the former principal of Perry's to assist in developing and enhancing the distribution of other beers and ales. As a part of the consulting agreement he was issued 35,000 shares of the Company's common stock on April 11, 1996. A deferred compensation cost of $33,000 was recorded in April of 1996 for the estimated fair value of these shares. Compensation expense of $12,375 was recorded for the year ended December 31, 1996 and $4,125 for the three months ended March 31, 1997.

[I] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 40,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the estimated fair value of these shares and compensation expense of $9,375 was recorded for the year ended December 31, 1996 and $3,125 for the three months ended March 31, 1997.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
------------------------------------------------------------------------------




[9] Stockholders' Equity [Continued]

[L] Stock Dividends - In January of 1997, the Board of Directors declared a dividend of 1.31 common shares of stock for each share of Series C Preferred Stock outstanding as of December 27, 1996.

[M] Stock for Consulting Services - In February of 1997, the Company entered into a consulting agreement for future services valued at $450,000 for three years and issued 200,000 shares of Perry's common stock in payment on this agreement. Compensation expense of $37,500 was recorded for the three months ended March 31, 1997.

[10] Related Party Transactions

Loan Payable- Stockholder - In February 1995, the Company received $45,000 from a related party. This loan was repaid in June 1995. In December of 1995, the Company received an additional $309,000 from the related party, of which $50,000 was repaid in 1995 and the balance of $259,000 was repaid in January 1996 with interest at 5.75%.

[11] Employment Agreements

As of December 31, 1996, the Company has four employment agreements with senior executives of the Company that expire between the years 1999 through 2009. The annual commitments for compensation aggregate between $200,000 to $400,000 annually for these years and are subject to certain adjustments. In addition, bonuses of qualified options for Series C Preferred Stock and common stock may be granted. During the three months ended March 31, 1997, the Company extended two of these agreements and issued a total of 400,000 shares of Perry's common stock to two officers. Deferred compensation expense of $2,000,000 was recorded for this transaction and $100,000 was recorded as compensation expense for the three months ended March 31, 1997.

[12] Commitments and Contingencies

[A] The Company has entered into various operating lease agreements to lease office space and warehouse space with initial terms ranging up to five years. The warehouse lease expired in February of 1996. Commencing March of 1996, the Company revised the nature of this agreement to a month-to-month arrangement for $20,500 a month. In addition, the Company forfeited its security deposit and has included this cost as additional rent expense. The Company also leases on a month-to-month basis office space in Manhattan for $600 per month. Rent expense for the office and warehouse space for the three months ended March 31, 1997 and 1996 was $64,325 and $74,227, respectively.

In addition, the Company has non-cancelable operating leases for office and warehouse equipment. Obligations under these leases for the periods through 2001 are as follows:

1998                                      $   44,982
1999                                          24,053
2000                                          16,545
2001                                           5,630
                                          ----------

   Total                                  $   91,210
   -----                                  ==========

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[12] Commitments and Contingencies [Continued]

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
[UNAUDITED]
------------------------------------------------------------------------------



[15] New Authoritative Pronouncement

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial AccountingStandards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No.
125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company.
The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

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

[17] Subsequent Event

Additional Loan Proceeds - In April of 1997, the Company received $100,000 from Perry's in the form of a convertible note. The note is due in one year with 8% annual interest. The loan can be repaid at the option of Perry's by either the payment of principal and accrued interest or by the Company returning the 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's that were issued in March of 1996.






                      . . . . . . . . . . . . . . . . . . .

Item 2:

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------


For the three months ended March 31, 1997 compared with the three months ended March 31, 1996

The following discussion of the Company's financial condition as of March 31, 1997 and results of operations for the three months ended March 31, 1997 and 1996, includes Bev-Tyme, Inc. and its subsidiaries [collectively, the "Company"] and should be read in conjunction with the Consolidated Financial Statements and Notes appearing elsewhere in this 10-QSB.

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

In June 1995, the Company purchased the net assets of SB&S, another beverage distributor to commence distribution of beer and other malt beverages. The Company acquired the net assets of SB&S for $500,000 in cash, 20,000 shares of the Company's common stock valued at $31,250 and options to purchase 7,500 shares of the Company's common stock.

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

In August of 1996, Perry's entered into a letter of intent to acquire a Micro Beer. In September 1996, the Company finalized its acquisition of the Old Marlborough Brewing Co., Inc. The total purchase price was $160,513 of which $35,513 was for inventory and equipment and $75,000 was to repurchase distribution rights to Post Road Beer in Massachusetts. During the first quarter of 1997, Perry's also issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the purchase of Old Marlborough Brewing Co., Inc.'s Post Road brand.

In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company for approximately $66,000 cash. Additionally, Perry's agreed to issue 50,000 shares of Perry's common stock in the second quarter of 1997 and to pay an officer of the Company who is also the sole shareholder of Orchard Annie, Inc. a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter.

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



For the three months ended March 31, 1997 compared with the three months ended March 31, 1996

Results of Operations

For the three months ended March 31, 1997, the Company had a loss from operations of $1,469,858 and a net loss of $1,331,298 as compared to a loss from operations of $678,427 and a net loss of $688,730 for the three months ended
March 31, 1996. The increase in the net loss of approximately $600,000 is primarily the result of an increase in deferred compensation expense recorded from stock options issued in 1996 and 1997 and the reduced gross profit realized in 1997.

For the three months ended March 31, 1997 and 1996, the Company's net sales were $2,322,505 and $2,397,908, respectively. This represents a decrease of approximately $75,000. This decrease is primarily the result of a decrease in net sales of Mootch for the three months ended March 31, 1997 of approximately $375,000 compared to March 31, 1996, offset by net sales of Perry's of approximately $300,000 in the first quarter of 1997. The decrease in sales by Mootch results from the loss of one vendor and stock-outs resulting from cash shortages.

For the three months ended March 31, 1997, the Company's gross profit was $212,570 or 9% as compared to $485,571 or 20% in 1996. The reduction in the gross profit percentage for the three months ended March 1997 of 11% was attributable to fixed expenses being allocated over a lower sales volume in 1997 than in 1996. In addition, Perry's expensed certain packaging and material costs during the three months ended March 31, 1997.

Selling, advertising and promotion expense for the three months ended March 31, 1997 and 1996 amounted to $210,209 and $384,492, respectively, and primarily consisted of salesmen's salaries, commissions and related expenses of the companies' distribution sales force.

General and administrative expenses for the three months ended March 31, 1997 were $586,181 or 25% of net sales as compared to $386,047 or 16% of net sales in 1996. The Company incurred amortization of deferred costs for the three months ended March 31, 1997 of $787,250. This is the result of the Company compensating consultants with stock and options instead of cash payments. As of March 31, 1997, the unamortized balance resulting from all options and shares granted for services is approximately $2,000,000. This will be amortized in future periods and will reduce the future earnings of the Company. A write down of approximately $567,000 was also incurred in 1996 due to the termination of two employment and one consulting agreements during 1996.

Liquidity and Capital Resources

For the three months ended March 31, 1997, the Company utilized $371,856 for operating activities. This utilization was primarily attributable to the net loss of approximately $1,331,000 adjusted by non-cash items of approximately $900,000.

The Company utilized $147,447 for investing activities for the three months ended March 31, 1997. This was primarily attributable to the purchase of subsidiaries.

The Company utilized approximately $82,152 for financing activities for the three months ended March 31, 1997. This was primarily attributable to payments on debt obligations.

At March 31, 1997, the Company had a working capital deficit of $(140,258) reflecting primarily the excess accounts payable and accrued expenses over cash, accounts receivable and inventory. The Company's cash balance at March 31, 1997 was $1,301,771.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



For the three months ended March 31, 1997 compared with the three months ended March 31, 1996

Liquidity and Capital Resources [Continued]

For the three months ended March 31, 1996, the Company utilized $1,148,049 in operating activities, and $193,708 in investing activities and generated $1,493,078 in financing activities.

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

In April of 1997, the Company received $100,000 from Perry's in the form of a convertible note. The note is due in one year with 8% annual interest. The loan can be repaid at the option of Perry's by either the payment of principal and accrued interest or by the Company returning the 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's that were issued in March of 1996.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------


For the three months ended March 31, 1997 compared with the three months ended March 31, 1996

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

May 20, 1997