Form 10QSB
period 1997-06-30
BEV TYME INC
filed 1997-08-19
CIK 893996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1997    Commission File Number    33-53748C

                         BEV-TYME, INC. AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

               Delaware                                      36-3769323
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            800 Sheffield Avenue
            Brooklyn, New York                                 11207
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:             (718) 485-9222
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

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 15, 1997 was 4,202,125.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



                                                                Page to Page


Part I: Financial Information

Item 1: Financial Statements

  Consolidated Balance Sheet as of June 30, 1997 [Unaudited].... 1......  2

  Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996 [Unaudited]...................... 3......

  Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1997 [Unaudited]............................... 4......

  Consolidated Statements of Cash Flows for the six months ended
  June 30, 1997 and 1996 [Unaudited]............................ 5......  7

  Notes to Consolidated Financial Statements [Unaudited]........ 8...... 19

Item 2: Management's Discussion and Analysis of Financial
        Condition And Results of Operations.....................20...... 26

Part II: Other Information

Item 5. Other Information

  Introduction to Pro Forma Combined Financial Statements
  [Unaudited]...................................................27......

  Notes to Pro Forma Combined Financial Statements [Unaudited]..28......

  Pro Forma Combined Condensed Balance Sheet as of June 30, 1997.
  [Unaudited]...................................................29......

  Pro Forma Combined Condensed Statement of Operations for the six
  months ended June 30, 1997 [Unaudited]........................30......

  Pro Forma Combined Condensed Statement of Operations for the year ended December 31, 1996 [Unaudited]...........................31......

Signature.......................................................32......



                         . . . . . . . . . . . . . . .


Part I:Financial Information

Item 1:Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                                  $    13,816
  Accounts Receivable - Net                                                 524,610
  Inventory                                                                 480,810
  Prepaid Expenses                                                          191,702
  Other Current Assets                                                        4,582
                                                                        -----------

  Total Current Assets                                                    1,215,520

Property and Equipment - Net                                                759,269
                                                                        -----------

Other Assets:
  Security Deposits                                                           8,133

  Total Assets                                                          $ 1,982,922
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         1


BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Accounts Payable                                                      $ 2,484,239
  Accrued Expenses                                                          263,582
  Taxes Payable                                                              25,082
  Notes Payable [Net of Discount of $48,527]                                 90,121
                                                                        -----------

  Total Current Liabilities                                               2,863,024

Long-Term Debt:
  Notes Payable                                                             142,959

Commitments and Contingencies                                                    --

Stockholders' Equity [Deficit]:
  Series C Convertible Preferred Stock - Authorized 5,800,000
   Shares, Par Value of $.0001, 2,682,225 Shares Issued and
   Outstanding                                                                  268

  Common Stock - Authorized 75,000,000 Shares, Par Value of
   $.0001, 4,202,125 Shares, Issued and Outstanding                             420

  Additional Paid-in Capital                                             22,266,663

  Accumulated [Deficit]                                                 (21,944,912)

  Total                                                                     322,439
  Less:Deferred Compensation                                             (1,345,500)

  Total Stockholders' Equity [Deficit]                                   (1,023,061)

  Total Liabilities and Stockholders' Equity [Deficit]                  $ 1,982,922
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated
 Financial Statements.


BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                   Three months ended         Six months ended
                                        June 30,                  June 30,
                                        --------                  --------
                                   1 9 9 7      1 9 9 6     1 9 9 7        1 9 9 6
                                   -------      -------     -------        -------

Sales - Net                     $ 3,058,987  $ 5,023,796   $5,381,492   $ 7,421,705

Cost of Goods Sold                2,274,500    3,952,709    4,384,435     5,865,046
                                -----------  -----------   ----------   -----------

  Gross Profit                      784,487    1,071,087      997,057     1,556,659
                                -----------  -----------   ----------   -----------

Selling, General and
 Administrative
  Expenses:
  Selling, Advertising and
   Promotion                       212,455      335,633      422,664       568,302
  General and Administrative
     Expenses                      720,078     718,535    1,322,873     1,256,406
  Amortization of Deferred
   Compensation                     796,000      408,187    1,583,250       697,187
  Amortization of Financing Costs    36,395           --       72,790            --
  Amortization of Goodwill and
   Intangibles                       36,614      104,459       99,007       208,918
                                -----------  -----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses        1,801,542    1,566,814    3,500,584     2,730,813
                                -----------  -----------   ----------   -----------

  [Loss] from Operations         (1,017,055)    (495,727)  (2,503,527)   (1,174,154)
                                -----------  -----------   ----------   -----------

Minority Interest in Net Loss of
  Subsidiary                        166,950           --      325,232            --
                                -----------  -----------   ----------   -----------

Other [Income] Expense:
  Interest Expense                   40,080       17,805       48,954        28,108
  Interest Income                   (14,036)        (125)     (19,802)         (125)
                                -----------  -----------   ----------   -----------

  Other Expense - Net                26,044       17,680       29,152        27,983
                                -----------  -----------   ----------   -----------

  [Loss] Before Provision for
   Income Taxes                    (876,149)    (513,407)  (2,207,447)   (1,202,137)

Provision for Income Taxes               --           --           --            --
                                -----------  -----------   ----------   -----------

  Net [Loss]                    $  (876,149) $  (513,407)  $(2,207,447) $(1,202,137)
                                ===========  ===========   ===========  ===========

  Net [Loss] Per Share          $      (.21) $      (.56)  $     (.53)  $     (1.48)
                                ===========  ===========   ==========   ===========

  Weighted Average Number
   of Shares                      4,202,125      924,221    4,202,125       810,979
                                ===========  ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.


BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
[UNAUDITED]
------------------------------------------------------------------------------





                                                                                                       Preferred            Total
                                                             Series C Convertible Additional         Stock of Parent   Stockholders'
                                                  Common Stock     Preferred Stock Paid-in  Accumulated  Held by Deferred   Equity
                                               Shares    Amount   Shares   Amount   Capital  [Deficit]  Subsidiary   Comp. [Deficit]


  Balance - January 1, 1997                 924,221   $92  2,502,225  $250 $22,652,924 $(17,591,726)(2,000,000)(2,645,000) 416,540

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1997 [9L]                         3,277,904  328       --     -- 1,433,757 (1,434,085)    --       --         --

Amortization of Deferred Compensation
  Costs - Six Months Ended June 30, 1997                --     --       --        --       --        --      --  1,299,500 1,299,500

Exercise of Series C Preferred Stock Options           -- --  180,000    18   179,982        --     --           --        180,000

Divestment of Perry's [2F]                          --       --       --     (2,000,000) (711,654)  2,000,000     --       (711,654)

Net [Loss] for the six months ended
  June 30, 1997                                      --       --       --      --    --  (2,207,447)    --      --       (2,207,447)
                                              ------- -------- -------- --------- --------  ---------- ------  -------  ----------

  Balance - June 30, 1997                      4,202,125 $ 420 2,682,225 $268 $22,266,664 $(21,944,912)  --  $(1,345,500)(1,023,061)
                                               ========= ===== ======== === ============ ============== ===== =========== ==========



The Accompanying Notes are an Integra
 Part of These Consolidated Financial Statements.


BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------

                                                               Six months ended
                                                                   June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------


  Net Cash - Operating Activities                          $ (573,703)  $(1,859,560)
                                                           ----------   -----------

Investing Activities:
  Disposal of Equipment                                        19,977            --
  Equipment Acquisitions                                     (130,900)     (142,107)
  Purchase of Subsidiaries - Net of Assets Acquired           (93,082)     (150,000)
  Development of Label Design                                 (65,000)           --
  Restricted Cash                                               9,700            --
  Divestment of Perry's                                    (1,011,748)           --
                                                           ----------   -----------

  Net Cash - Investing Activities                          (1,271,053)     (292,107)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Bridge Loan                                        --        90,000
  Proceeds from Loan Payable                                       --       138,750
  Payments of Capital Lease Obligations                       (44,502)      (31,732)
  Proceeds from Sale of Common Stock                               --        45,200
  Exercise of Options and Proceeds from Stock Subscription    180,000     2,350,000
  Payments of Notes Payable                                  (180,152)     (186,041)
  Repayment of Shareholder - Loan Payable                          --      (259,000)
                                                           ----------   -----------

  Net Cash - Financing Activities                             (44,654)    2,147,177
                                                           ----------   -----------

  Net [Decrease] in Cash                                   (1,889,410)       (4,490)

Cash - Beginning of Periods                                 1,903,226       153,714
                                                           ----------   -----------

  Cash - End of Periods                                    $   13,816   $   149,224
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $   48,954   $    23,156
   Income Taxes                                            $       --   $        --

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

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



Supplemental Schedule of Non-Cash Investing and Financing Activities[Continued]:
  In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $765,000. These options were exercised for $600,000 in 1996. The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

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

  In August 1996, the Company issued to certain officers and directors options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. The Company recorded deferred compensation cost of $2,187,500 in August of 1996 for the excess of the estimated fair value of these options over the exercise price and will record the expense over one year. During the three months ended June 30, 1997, 180,000 options to purchase Series C Preferred Stock were exercised.

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





The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



Supplement Schedule of Non-Cash Investing and Financing Activities [Continued]:
  During the first quarter of 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements for five years. Deferred compensation of $2,000,000 was recorded and will be amortized over five years as compensation expense. Compensation expense of $100,000 was recorded for the three months ended March 31, 1997 for this transaction. In addition, an additional 200,000 shares of Perry's common stock were issued for a three year consulting agreement for services valued at $450,000. The Company recorded $37,500 for the amortization of the deferred consulting services under this agreement.

  During the first quarter of 1997, Perry's also issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the purchase of Old Marlborough Brewing Co., Inc.'s Post Road brand.

  On June 13, 1997, the Company exchanged a promissory note payable to Perry's for $100,000, in consideration for Bev-Tyme returning the 7,000,000 shares of Perry's Series B Preferred Stock held by the Company. As a result of this transaction, Perry's is no longer a subsidiary of Bev-Tyme. This transaction is effective July 1, 1997 for purposes of the statement of operations. See Note 2F for information on divestment in Perry's.




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

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid debt investments with a maturity of three months or less when purchased. At June 30, 1997, there were no cash equivalents.

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

Financing Costs - For the six months ended June 30, 1997 and 1996, the Company charged to operations $72,790 and $-0- for amortization of financing costs. The financing costs are being amortized over the life of the loans, or twelve months under the straight-line method [See Note 5].

Advertising and Promotion Expense - Advertising and promotion costs are expensed as incurred. For the six months ended June 30, 1997 and 1996, advertising and promotion costs were approximately $54,795 and $18,093, respectively.

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

The Company maintains cash balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1997, the Company's uninsured cash balance totaled $-0-.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at June 30, 1997 of $109,473. The Company believes any credit risk beyond this amount would be negligible.

With respect to purchases of inventory for each of the six months ended June 30, 1997 and 1996, the Company purchased inventory from three suppliers in 1997 and two suppliers in 1996 which comprised approximately 28% and 23%, respectively, of the Company's total cost of sales. The Company believes there are other suppliers available to meet the Company's needs.

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

[2] Acquisitions and Dispositions

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

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% was paid in August of 1996 with proceeds from the Company's initial public offering. The combination is accounted for by the purchase method. Goodwill of $246,000 was recorded and will be amortized over five years under the straight-line method. Amortization of goodwill of $12,300 was recorded for the three months ended June 30, 1997.

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

In September of 1996, Perry's acquired Old Marlborough Brewing Co., Inc.'s Post Road microbeer brand and other assets. Perry's paid $172,213, of which $35,513 was for inventory and equipment and $86,700 was to repurchase distribution rights. In February 1997, Perry's issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough. Goodwill of $264,062 was recorded and will be amortized over five years under the straight-line method. For the three months ended June 30, 1997, amortization of goodwill was $13,203.

In April of 1997, the Company received $100,000 from Perry's in the form of a convertible note. The note was due in one year with 8% annual interest. The loan could be repaid at the option of Perry's by either the payment of principal and accrued interest or by the Company returning the 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's that were issued in March of 1996. On June 13, 1997, the option to return the stock was exercised [See Note 2F].

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[2] Acquisitions [Continued]

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

[E] 1997 Acquisition - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash. Additionally, Perry's agreed to issue 50,000 shares of common stock to the same officer in connection with the sale. These shares will be issued in the second quarter of 1997 and the fair value of these shares will be allocated to intangible assets. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. For the three months ended June 30, 1997, royalty expense was $1,097.

[F] Disposition of Perry's Majestic Beer, Inc. - On June 13, 1997, Bev-Tyme disposed of the net assets of Perry's Majestic Beer, Inc. as a result of the conversion, at the option of Perry's, of the Note Payable for $100,000 for the 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's that were issued to Bev-Tyme in March of 1996 [See Note 2C]. As a result of this transaction Perry's is no longer a subsidiary of Bev-Tyme as of June 30, 1997. For the statement of operations, the transaction is considered effective July 1, 1997 and the operations of Perry's are included in the historical financial statements of Bev-Tyme through the six month period ending June 30, 1997.

The following unaudited pro forma combined results of operations account for the disposition of Perry's as if it had occurred at the beginning of the period presented.

                                                       Six months ended
                                                           June 30,
                                                       1 9 9 7     1 9 9 6
                                                       -------     -------

Total Revenues                                      $ 4,756,532  $7,166,412
                                                    ===========  ==========

Net Loss                                            $(1,699,178) $(1,202,727)
                                                    ===========  ===========

Net Loss Per Common Share                           $      (.40) $    (1.48)
                                                    ===========  ==========

Weighted Average Number of Common Shares Outstanding  4,202,125     810,979

These pro forma amounts may not be indicative of results that actually would have occurred if the disposition had been in effect on the date indicated or which may be obtained in the future.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------




[3] Inventories

The Company's inventory consists primarily of finished goods of $480,810.

[4] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization are as follows:

                                               June 30,
                                                1 9 9 7

Warehouse Equipment                            $  231,790
Office Equipment                                  279,593
Leasehold Improvements                             37,546
Transportation Equipment                          633,281
                                               ----------

Total - At Cost                                 1,182,210
Less:  Accumulated Depreciation                   422,941

  Net                                          $  759,269
  ---                                          ==========

Depreciation expense for the six months ended June 30, 1997 and 1996 was $61,152 and $64,500, respectively.

[5] Debt

Debt as of June 30, 1997 consisted of the following:

Note Payable - due in October of 1997 with interest at
  10% per annum [a] [c]                                              $      --

Bank notes  payable in monthly  installments  of principal and interest at rates ranging from 8.5% to 13.9% per annum,
  maturing August 1998 through September 2000 [b]                      233,080
                                                                     ---------

Total                                                                  233,080
Less:  Current Portion                                                  90,121

  Non-Current Portion                                                $ 142,959
  -------------------                                                =========

[a] Collateralized by the assets of the company.
[b] Collateralized by transportation equipment.
[c] In October of 1996, the Company received a $250,000 loan with 10% interest from an unaffiliated party. This loan was due in one year. The lender received warrants for 100,000 shares of the Company's common stock and warrants for 100,000 shares of Series C Preferred stock. A deferred financing cost of $145,580 was recorded for the estimated fair value of these warrants. As of December 31, 1996 the outstanding balance was $98,000. The assets of the Company were pledged as collateral. This loan was repaid in April 1997.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[5] Debt [Continued]

Maturities of the notes payable as of June 30 1997 are as follows:

June 30,
  1998                                      $  90,121
  1999                                         59,511
  2000                                         76,599
  2001                                          6,849
                                            ---------

  Total                                     $ 233,080
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

[7] Stock Option Plans, Stock Options and Warrants

[A] In August 1996, the Company issued to certain officers and directors options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. The Company recorded deferred compensation cost of $2,187,500 in August of 1996 for the excess of the estimated fair value of these options over the exercise price pursuant to APB Opinion No. 25 and recorded $546,875 of compensation expense for the three months ended June 30, 1997. During the three months ended June 30, 1997, options to purchase 180,000 shares of Series C Preferred Stock were exercised.

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



[7] Stock Option Plans, Stock Options and Warrants [Continued]

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

[G] A summary of stock option activity under all plans is as follows:

                            1 9 9 7                             1 9 9 6
                 --------------------------------- --------------------
                                Weighted Average                Weighted Average
                     Shares      Exercise Price     Shares       Exercise Price
                 Preferred   Common PreferredCommonPreferred Common Preferred
Common
                 Stock      Stock   Stock  Stock  Stock     Stock   Stock  Stock

Outstanding on
  January 1,    1,005,000   755,500 $ 1.22 $0.24  525,000   55,500  $2.00  $0.07

Granted               --         --     --    --  1,230,000700,000   1.36   0.25
Exercised        180,000         --   1.00    --  750,000       --   2.00     --
Forfeited/Expired     --         --     --    --       --       --     --     --
                 -------   --------               -------  -------

  Outstanding and
   Exercisable on
   June 30, 1997
   and December 31,
   1996          825,000    755,500 $ 1.22 $0.24  1,005,000755,500  $1.22  $0.24
   ----         ========   ========               ================

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
------------------------------------------------------------------------------



[7] Stock Option Plans, Stock Options and Warrants [Continued]

[G] [Continued] The following table summarizes information about stock options outstanding and exercisable at June 30, 1997. The common stock options and preferred stock options do not expire and may be exercised at anytime.

                    Common Stock             Preferred Stock
            Exercise Prices     Shares  Exercise Prices  Shares

               $  0.25          700,000   $   1.50      300,000
               $  0.07           52,500   $   1.00      450,000
               $  0.20            3,000   $   2.00       75,000
                              ---------               ---------

               Totals           755,500                 825,000
               ------         =========               =========

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

[F] Consulting Agreement - In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $765,000, which represents the estimated fair value of the preferred stock at the time of grant to account for these future services. As of December 31 1996, these options were exercised with the Company receiving proceeds of $600,000. The Company recorded compensation expense of $293,000 for the year ended December 31, 1996 and $190,000 for the six months ended June 30, 1997.

[G] Stock Dividend - On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's common stock.

[H] Consulting Fees - Stock Issuance - On March 29, 1996, in conjunction with the acquisition agreement with Perry's, the Company entered into a two year consulting agreement with the former principal of Perry's to assist in developing and enhancing the distribution of other beers and ales. As a part of the consulting agreement he was issued 35,000 shares of the Company's common stock on April 11, 1996. A deferred compensation cost of $33,000 was recorded in April of 1996 for the estimated fair value of these shares. Compensation expense of $12,375 was recorded for the year ended December 31, 1996 and $8,250 for the six months ended June 30, 1997.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------




[9] Stockholders' Equity [Continued]

[I] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 40,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the estimated fair value of these shares and compensation expense of $9,375 was recorded for the year ended December 31, 1996 and $6,250 for the six months ended June 30, 1997.

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

[M] Stock for Consulting Services - In February of 1997, the Company entered into a consulting agreement for future services valued at $450,000 for three years and issued 200,000 shares of Perry's common stock in payment on this agreement. On June 4, 1997, this agreement was amended extending the period of service one additional year. Amortization of $65,000 was recorded for the six months ended June 30, 1997.

[10] Related Party Transactions

Loan Payable- Stockholder - In February 1995, the Company received $45,000 from a related party. This loan was repaid in June 1995. In December of 1995, the Company received an additional $309,000 from the related party, of which $50,000 was repaid in 1995 and the balance of $259,000 was repaid in January 1996 with interest at 5.75%.

[11] Employment Agreements

As of December 31, 1996, the Company has four employment agreements with senior executives of the Company that expire between the years 1999 through 2009. The annual commitments for compensation aggregate between $200,000 to $400,000 annually for these years and are subject to certain adjustments. In addition, bonuses of qualified options for Series C Preferred Stock and common stock may be granted. During the three months ended March 31, 1997, the Company extended two of these agreements and issued a total of 400,000 shares of Perry's common stock to two officers. Deferred compensation expense of $2,000,000 was recorded for this transaction and $218,750 was recorded as compensation expense for the six months ended June 30, 1997.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
[UNAUDITED]
------------------------------------------------------------------------------




[12] Commitments and Contingencies

[A] The Company has entered into various operating lease agreements to lease office space and warehouse space with initial terms ranging up to five years. The warehouse lease expired in February of 1996. Commencing March of 1996, the Company revised the nature of this agreement to a month-to-month arrangement for $20,500 a month. In addition, the Company forfeited its security deposit and has included this cost as additional rent expense. The Company also leases on a month-to-month basis office space in Manhattan for $600 per month. Rent expense for the office and warehouse space for the three months ended June 30, 1997 and 1996 was $33,747 and $82,256, respectively.

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

As shown in the accompanying financial statements, the Company incurred net losses and utilized cash for operations for the years ended December 31, 1996 and 1995. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company intends to pursue additional equity financing as a vehicle for financing future operations and to secure debt financing from related and unrelated entities. In addition at the end of 1996, the Company implemented a cost cutting program to help improve operations. As part of the cost cutting program, the Company moved to a smaller warehouse facility in June 1997 and entered into an agreement where all warehousing functions are performed by an outside party for a per case charge. As a result, the Company cut warehouse management and staff to zero. Payroll has been cut from 153 people in June 1996 to 52 people in June 1997. The Company continues to evaluate it's manpower needs and will make further cuts as deemed necessary. The continuation of the Company as a going concern is dependent upon the success of these plans.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
[UNAUDITED]
------------------------------------------------------------------------------



[13] Going Concern [Continued]

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
[UNAUDITED]
------------------------------------------------------------------------------



[15] New Authoritative Pronouncement [Continued]

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
 Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

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

[17] Subsequent Events

On July 7, 1997, Robert J. Sipper resigned as President and Chief Financial
 Officer of Bev-Tyme, Inc. as well as resigning as Vice President and Chief Operating Officer of Mootch and Muck, Inc. Subsequently, Mr. Sipper resigned from the Bev-Tyme Board of Directors. On August 1, 1997, William
Swedelson was elected to the Board of Directors.




                     . . . . . . . . . . . . . . . . . . .

Item 2:

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------


For the six months ended June 30, 1997 compared with the six months ended June 30, 1996

The following discussion of the Company's financial condition as of June 30, 1997 and results of operations for the six months ended June 30, 1997 and 1996, includes Bev-Tyme, Inc. and its subsidiaries [collectively, the "Company"] and should be read in conjunction with the Consolidated Financial Statements and Notes appearing elsewhere in this 10-QSB. On June 13, 1997, Bev-Tyme disposed of the net assets of Perry's Majestic Beer, Inc. as a result of the conversion, at the option of Perry's, of the note payable for $100,000 for the 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's that were issued to Bev-Tyme in March of 1996. As a result of this transaction Perry's is no longer a subsidiary of Bev-Tyme as of June 30, 1997. For the statement of operations, the transaction is considered effective July 1, 1997 and the operations of Perry's are included in the historical financial statements of Bev-Tyme through the six month period ending June 30, 1997.

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



For the six months ended June 30, 1997 compared with the six months ended June 30, 1996

Business Structure [Continued]

In April of 1997, the Company received $100,000 from Perry's in the form of a convertible note. The note is due in one year with 8% annual interest. The loan can be repaid at the option of Perry's by either the payment of principal and accrued interest or by the Company returning the 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's that were issued in March of 1996. On June 13, 1997, the option to return the stock was exercised.

In June 1997, the Company moved to a smaller warehouse facility and entered into an agreement where all warehousing functions are performed by an outside party for a per case charge. As a result, the Company cut warehouse management and staff to zero. Payroll has been cut from 153 people in June 1996 to 52 people in June 1997. The Company continues to evaluate it's manpower needs and will make further cuts as deemed necessary.

As a result of the Company's recurring losses and utilization of cash for operations, the Company's auditors believed there was substantial doubt about the Company's ability to continue as a going concern at December 31, 1996 and issued a going concern qualification to their report dated March 26, 1997.

Results of Operations

For the six months ended June 30, 1997, the Company had a loss from operations of $2,503,527 and a net loss of $2,207,447 as compared to a loss from operations of $1,174,154 and a net loss of $1,202,137 for the six months ended June 30, 1996. The increase in the loss from operations of approximately $1,300,000 is primarily the result of an increase in deferred compensation expense recorded from stock options issued in 1996 and 1997 and the reduced gross profit realized in 1997.

For the six months ended June 30, 1997 and 1996, the Company's net sales were $5,381,492 and $7,421,705, respectively. This represents a decrease of approximately $2,040,000. This decrease is primarily the result of a decrease in net sales of Mootch for the six months ended June 30, 1997 of approximately $2,188,000 compared to June 30, 1996, offset by net sales of Perry's of approximately $625,000 in the first six months of 1997. The decrease in sales by Mootch results from the loss of one vendor and stock-outs resulting from cash shortages as well as the Company's decision to distribute only in Manhattan.

For the six months ended June 30, 1997, the Company's gross profit was $997,057 or 19% as compared to $1,556,659 or 21% in 1996. The reduction in the gross profit percentage for the six months ended June 1997 was attributable to fixed expenses being allocated over a lower sales volume in 1997 than in 1996. In addition, Perry's expensed certain packaging and material costs during the six months ended June 30, 1997.

Selling, advertising and promotion expense for the six months ended June 30, 1997 and 1996 amounted to $422,664 and $568,406, respectively, and primarily consisted of salesmen's salaries, commissions and related expenses of the companies' distribution sales force.

General and administrative expenses for the six months ended June 30, 1997 were $1,322,873 or 25% of net sales as compared to $1,256,406 or 17% of net sales in 1996. The Company incurred amortization of deferred costs for the six months ended June 30, 1997 of $1,583,250. This is the result of the Company compensating consultants with stock and options instead of cash payments. As of June 30, 1997, the unamortized balance resulting from all options and shares granted for services is approximately $1,345,500. This will be amortized in future periods and will reduce the future earnings of the Company. During the fourth quarter of 1996, a write down of approximately $567,000 was incurred due to the termination of two employment and one consulting agreements during 1996.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------


For the six months ended June 30, 1997 compared with the six months ended June 30, 1996

Liquidity and Capital Resources

For the six months ended June 30, 1997, the Company utilized $573,703 for operating activities. This utilization was primarily attributable to the net loss of approximately $2,207,447 adjusted by non-cash items of approximately $1,755,000.

The Company utilized $1,271,053 for investing activities for the six months ended June 30, 1997. This was primarily attributable to the divestment of Perry's net assets which were approximately $1,000,000.

The Company utilized approximately $45,000 for financing activities for the six months ended June 30, 1997. This was primarily attributable to payments on debt obligations.

At March 31, 1997, the Company had a working capital deficit of $1,647,504 reflecting primarily the excess accounts payable and accrued expenses over cash, accounts receivable and inventory. The Company's cash balance at June 30, 1997 was $13,816.

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

In August 1996, the Company issued to certain officers, directors and employees options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. A deferred compensation cost for the excess of the fair value of the shares over the exercise price of $2,187,500 was recorded for the year ended December 31, 1996. During the three months ended June 30, 1997, options to purchase 180,000 shares of Series C Preferred Stock were exercised.

In October of 1996, the Company received a $250,000 loan with 8% interest from an unaffiliated party. This loan was due in one year. The lender received warrants for 100,000 shares of the Company's common stock and warrants for 100,000 shares of Series C Preferred Stock. This loan was repaid in May 1997.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



For the six months ended June 30, 1997 compared with the six months ended June 30, 1996

Liquidity and Capital Resources [Continued]

In April of 1997, the Company received $100,000 from Perry's in the form of a convertible note. The note was due in one year with 8% annual interest. The loan could be repaid at the option of Perry's by either the payment of principal and accrued interest or by the Company returning the 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's that were issued in March of 1996. On June 13, 1997, the option to return the stock was exercised.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



For the six months ended June 30, 1997 compared with the six months ended June 30, 1996

New Authoritative Accounting Pronouncements [Continued]

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997.
 Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Part II: Other Information

Item 5: Other Information

BEV-TYME, INC.
------------------------------------------------------------------------------


INTRODUCTION TO PRO FORMA COMBINED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




The following pro forma combined balance sheet as of June 30, 1997, and the pro forma combined statements of operations for the six months ended June 30, 1997 and the year ended December 31, 1996 give effect to the Company's exchange of a promissory note payable to Perry's Majestic Beer, Inc. of $100,000 for the return of 7,000,000 shares of Perry's Series B Preferred Stock. The pro forma financial information is presented to provide the effects of the divestment of Perry's on the Company's financial statements.

The pro forma information is based on the historical financial statements of the Company and Perry's giving effect to the transaction under the purchase method of accounting and the assumptions and adjustments in the accompanying notes to the pro forma combined financial statements.

The pro forma combined balance sheet of June 30, 1997 assumes the exchange was consummated on that date. The pro forma combined statements of operations give effect to this transaction as if it had occurred at the beginning of the fiscal year presented. The historical statement of operations will reflect the effect of this transaction from July 1, 1997 onward. The pro forma combined financial statements are based on the historical financial statements of the Company and Perry's. The pro forma combined financial statements may not be indicative of the results that actually would have occurred if the acquisition had taken place on the dates indicated.

BEV-TYME, INC.
------------------------------------------------------------------------------


NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------





[A] To reflect the Company's exchange of a $100,000 promissory note payable to Perry's for the return of 7,000,000 shares of Perry's Series B Preferred Stock on June 13, 1997 and the divestment of Perry's assets and liabilities.

[B] To remove the operations of Perry's for the three months ended March 31, 1997.

[C] To remove the operations of Perry's for the three months ended June 30, 1997.

[D] To remove the operations of Perry's for the nine months ended December 31, 1996. There were no revenue or expense activities of Perry's through March 31, 1996.


BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


PRO FORMA COMBINED CONDENSED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------



                                                                          Pro Forma
                                             Bev-Tyme,                   Amounts for
                                             Inc. and       Pro Forma    Continuing
                                           Subsidiaries  Adjustment [A]  Operations

Assets:
Current Assets:
  Cash                                      $1,025,564     $1,011,748   $    13,816
  Accounts Receivable - Net                    738,738        214,128       524,610
  Accounts Receivable - Related Party            5,072          5,072            --
  Inventory                                    569,074         88,264       480,810
  Prepaid Expenses                             192,922          1,220       191,702
  Other Current Assets                           4,582             --         4,582
                                            ----------     ----------   -----------

  Total Current Assets                       2,535,952      1,320,432     1,215,520
                                            ----------     ----------   -----------

Property and Equipment - Net                   849,420         90,151       759,269
                                            ----------     ----------   -----------

Other Assets:
  Security Deposits                             10,733          2,600         8,133
  Intangibles - Net                            232,814        232,814            --
  Goodwill - Net                               412,221        412,221            --
  Other Assets                                  17,110         17,110            --
                                            ----------     ----------   -----------

  Total Other Assets                           672,878        664,745         8,133
                                            ----------     ----------   -----------

  Total Assets                              $4,058,250     $2,075,328   $ 1,982,922
                                            ==========     ==========   ===========

Liabilities and Net Assets [Deficit]:
Current Liabilities:
  Accounts Payable                          $2,581,622     $   97,383   $ 2,484,239
  Accrued Expenses                             300,946         37,364       263,582
  Payroll Taxes Payable                         42,275         17,193        25,082
  Notes Payable                                 90,121             --        90,121
                                            ----------     ----------   -----------

  Total Current Liabilities                  3,014,964        151,940     2,863,024

Long-Term Debt:
  Notes Payable                                142,959             --       142,959

Minority Interest                            1,211,734      1,211,734            --

Net Assets [Deficit]                          (311,407)       711,654    (1,023,061)
                                            ----------     ----------   -----------

  Total Liabilities and Net Assets [Deficit]$4,058,250     $2,075,328   $ 1,982,922
                                            ==========     ==========   ===========


See Notes to Pro Forma Financial Statements.

                                         29




BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS FOR THE SIX
MONTHS ENDED JUNE 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Pro Forma      Pro Forma
                                           Bev-Tyme,      Adjustments    Amounts for
                                           Inc. and       Divestment     Continuing
                                         Subsidiaries     of Perry's     Operations


Sales - Net                               $5,381,492     $  326,635[B]  $ 4,756,532
                                                            298,325[C]
Cost of Goods Sold                         4,384,435        427,035[B]    3,723,056
                                                            234,344[C]
                                          ----------     ----------

  Gross Profit                               997,057        (36,419)      1,033,476
                                          ----------     ----------     -----------

Selling, General and Administrative
Expense                                    1,745,537        242,314[B]    1,307,554
                                                            195,669[C]

Amortization                               1,755,047        199,893[B]    1,372,290
                                                            182,864[C]
                                          ----------     ----------

  Total Expenses                           3,500,584        820,740       2,679,844
                                          ----------     ----------     -----------

  [Loss] from Operations                  (2,503,527)      (857,159)     (1,646,368)

  Other [Income] Expenses - Net               29,152        (10,581)[B]      52,810
                                                            (13,077)[C]
Minority Interest in Net [Loss] of
Subsidiary                                   325,232        325,232              --
                                             -------     ----------     -----------

  [Loss] Income Before for Income Taxes   (2,207,447)       508,269      (1,699,178)

Provision for Income Taxes                    26,851             --          26,851
                                          ----------     ----------     -----------

  [Loss] Income from Continuing Operations$(2,207,447)   $  508,269     $(1,699,178)
                                          ===========    ==========     ===========

  [Loss] Per Share                        $     (.52)                   $      (.40)
                                          ==========                    ===========

  Weighted Average Number of Shares        4,202,125                      4,202,125
                                          ==========                    ===========



See Notes to Pro Forma Financial Statements.


BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS FOR THE YEAR
ENDED DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------



                                                           Pro Forma      Pro Forma
                                           Bev-Tyme,      Adjustments    Amounts for
                                           Inc. and       Divestment     Continuing
                                         Subsidiaries   of Perry's [D]   Operations


Sales - Net                               $15,987,787    $  564,590     $15,423,197

Cost of Goods Sold                        14,309,858        450,581      13,859,277
                                          ----------     ----------     -----------

  Gross Profit                             1,677,929        114,009       1,563,920
                                          ----------     ----------     -----------

Selling, General and Administrative
Expense                                    4,486,983        257,834       4,229,149

Amortization                               2,213,356         21,883       2,191,473

Write-Down of Deferred Compensation and
  Intangibles                              3,325,152             --       3,325,152
                                          ----------     ----------     -----------

  Total Expenses                          10,025,491        279,717       9,745,774
                                          ----------     ----------     -----------

  [Loss] from Operations                  (8,347,562)      (165,708)     (8,181,854)

  Other Expenses - Net                        91,523            557          90,966

Minority Interest in Net Income of
Subsidiary                                   56,530         56,530              --
                                             -------     ----------     -----------

  [Loss] Before for Income Taxes          (8,382,555)      (109,735)     (8,272,820)

Provision for Income Taxes                        --             --              --
                                          ----------     ----------     -----------

  [Loss] from Continuing Operations       $(8,382,555)   $ (109,735)    $(8,272,820)
                                          ===========    ==========     ===========

  [Loss] Per Share                        $    (9.63)                   $     (9.51)
                                          ==========                    ===========

  Weighted Average Number of Shares          870,054                        870,054
                                          ==========                    ===========



See Notes to Pro Forma Financial Statements.

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.



                                          BEV-TYME, INC.



August 19, 1997                           By: /s/ Alfred Sipper
                                             ------------------
                                          Alfred Sipper, Chief Executive Officer