Form 10QSB
period 1997-09-30
BEV TYME INC
filed 1997-11-19
CIK 893996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1997Commission File Number
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

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 18, 1997 was 4,202,125

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



                                                                Page to Page


Part I: Financial Information

Item 1: Financial Statements

  Consolidated Balance Sheet as of September 30, 1997 [Unaudited]     1......  2

  Consolidated Statements of Operations for the three and nine months
  ended September 30, 1997 and 1996 [Unaudited].................      3......

  Consolidated Statement of Stockholders' Equity for the nine months
  ended September 30, 1997 [Unaudited]..........................      4......

  Consolidated Statements of Cash Flows for the nine months ended
  September 30, 1997 and 1996 [Unaudited].......................      5......  7

  Notes to Consolidated Financial Statements [Unaudited]........      8...... 21

Item 2: Management's Discussion and Analysis of Financial
        Condition And Results of Operations.....................     22...... 27

Signature.......................................................     28......



                         . . . . . . . . . . . . . . .

Part I:Financial Information

Item 1:Financial Statements

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                              $       981
  Accounts Receivable - Net                                             499,810
  Inventory                                                             360,105
  Prepaid Expenses                                                       64,185
  Other Current Assets                                                   13,000
                                                                    -----------

  Total Current Assets                                                  938,081

Property and Equipment - Net                                            737,916

Other Assets:
  Security Deposits                                                       6,498
                                                                    -----------
  Total Assets                                                      $ 1,682,495
                                                                    ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' [Deficit]:
Current Liabilities:
  Accounts Payable                                                  $ 2,320,817
  Accrued Expenses                                                      517,251
  Notes Payable [Net of Discount of $12,132]                             45,060
                                                                    -----------

  Total Current Liabilities                                           2,883,128
                                                                    -----------
Long-Term Liabilities:
  Notes Payable                                                         142,959
  Accrued Legal Settlement [14]                                         390,000
                                                                    -----------
  Total Long-Term Liabilities                                           532,959

Commitments and Contingencies                                                --
                                                                    -----------
Stockholders' [Deficit]:
  Series C Convertible Preferred Stock - Authorized 5,800,000
   Shares, Par Value of $.0001, 2,682,225 Shares Issued and
   Outstanding                                                              268

  Common Stock - Authorized 75,000,000 Shares, Par Value of
   $.0001, 4,202,125 Shares, Issued and Outstanding                         420

  Additional Paid-in Capital                                         22,471,663

  Accumulated [Deficit]                                             (23,471,443)
                                                                    -----------
  Total                                                                (999,092)
  Less:Deferred Compensation                                           (734,500)
                                                                    -----------
  Total Stockholders' [Deficit]                                      (1,733,592)
                                                                    -----------
  Total Liabilities and Stockholders' [Deficit]                     $ 1,682,495
                                                                    ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                   Three months ended         Nine months ended
                                      September 30,              September 30,
                                      -------------              -------------
                                   1 9 9 7      1 9 9 6     1 9 9 7        1 9 9 6
                                   -------      -------     -------        -------

Sales - Net                                $ 2,126,661  $ 5,774,192   $7,508,153   $13,195,897

Cost of Goods Sold                           1,705,045    5,012,435    6,089,480    10,877,481
                                           -----------  -----------   ----------   -----------

  Gross Profit                                 421,616      761,757    1,418,673     2,318,416
                                           -----------  -----------   ----------   -----------

Selling, General and Administrative
  Expenses:
  Selling, Advertising and Promotiona1         167,732      432,133      590,396     1,000,435
  General and Administrative Expenses          485,520    1,014,814    1,808,393     2,271,220
  Amortization of Deferred
   Compensation                                666,000      590,000    2,249,250     1,287,187
  Amortization of Financing Costs               36,395           --      109,185            --
  Amortization of Goodwill and
   Intangibles                                      --      112,659       99,007       321,577
  Compensation Settlement [14]                 565,000           --      565,000            --
                                           -----------  -----------   ----------   -----------

  Total Selling, General and
   Administrative Expenses                   1,920,647    2,149,606    5,421,231     4,880,419
                                           -----------  -----------   ----------   -----------

  [Loss] from Operations                    (1,499,031)  (1,387,849)  (4,002,558)   (2,562,003)
                                           -----------  -----------   ----------   -----------

Minority Interest in Net Loss of
  Subsidiary                                        --           --      325,232            --
                                           -----------  -----------   ----------   -----------

Other [Income] Expense:
  Interest Expense                              27,500        8,119       76,454        36,227
  Interest Income                                   --           --      (19,802)         (125)
                                           -----------  -----------   ----------   -----------

  Other Expense - Net                           27,500        8,119       56,652        36,102
                                           -----------  -----------   ----------   -----------

  [Loss] Before Provision for
   Income Taxes                             (1,526,531)  (1,395,968)  (3,733,978)   (2,598,105)

Provision for Income Taxes                          --           --           --            --
                                           -----------  -----------   ----------   -----------

  Net [Loss]                               $(1,526,531) $ (1395,968)  $(3,733,978) $(2,598,105)
                                           ===========  ===========   ===========  ===========

  Net [Loss] Per Share                     $     (0.36) $     (1.51)  $    (0.89)  $     (3.22)
                                           ===========  ===========   ==========   ===========

  Weighted Average Number
   of Shares                                 4,202,125      924,221    4,202,125       807,823
                                           ===========  ===========   ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
[UNAUDITED]
------------------------------------------------------------------------------





                                                                                            Preferred                   Total
                                                    Series C Conv Additional              Stock of Parent           Stockholders'
                                      Common Stock Preferred Stock Paid-in    Accumulated    Held by      Deferred     Equity
                                     Shares  Amount Shares Amount  Capital     [Deficit]    Subsidiary  Compensation  [Deficit]

  Balance - January 1, 1997          924,221 $ 92 2,502,225 $250 $22,652,924 $(17,591,726) $(2,000,000) $(2,645,000)   $416,540

Common Stock Dividend to Holders
  of Series C Preferred Stock -
  January 1997 [9L]                3,277,904  328        --   --   1,433,757   (1,434,085)          --           --          --

Exercise of Series C Preferred
  Stock Options                           --   --   180,000   18     179,982           --           --           --     180,000

Divestment of Perry's [2F]                --   --        --   --  (2,000,000)    (711,654)   2,000,000           --    (711,654)

Issuance of 400,000 Series C
 Preferred Stock Options -
 Consulting Costs - September 1997        --   --        --   --      55,000           --           --      (55,000)        --

Issuance of  650,000 Series C
 Preferred Stock Options -
 September 1997                           --   --        --   --     150,000           --           --           --     150,000

Amortization of Deferred
 Compensation Costs - Nine Months
 Ended September 30, 1997                 --   --        --   --          --           --           --    1,965,500   1,965,500

Net [Loss] for the nine months
 ended September 30, 1997                 --   --        --   --          --   (3,733,978)          --           --  (3,733,978)
                                     ------- ----  -------- ----    --------   ----------       ------    ---------  -----------

  Balance - September 30, 1997     4,202,125 $420 2,682,225 $268 $22,471,663 $(23,471,443)          --    $(734,500)$(1,733,592)
                                   ========= ==== ========= ==== =========== =============      ======    ========= =============



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Nine months ended
                                                                 September 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

  Net Cash - Operating Activities                          $ (532,830)  $(1,952,103)
                                                           ----------   -----------

Investing Activities:
  Disposal of Equipment                                        19,977            --
  Equipment Acquisitions                                     (139,547)     (143,681)
  Purchase of Subsidiaries - Net of Assets Acquired           (93,082)     (250,000)
  Old Marlborough Acquisition                                              (160,513)
  Development of Label Design                                 (65,000)           --
  Restricted Cash                                               9,700            --
  Divestment of Perry's                                    (1,011,748)           --
                                                           ----------   -----------

  Net Cash - Investing Activities                          (1,279,700)     (554,194)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Bridge Loan                                        --       150,000
  Proceeds from Loan Payable                                       --       138,750
  Payments of Note and Loan Obligations                      (269,715)     (323,613)
  Payment of Bridge Loan Obligation                                        (150,000)
  Proceeds from Sale of Common Stock                                         50,000
  Exercise of Options and Proceeds from Stock Subscription    180,000     2,350,000
  Repayment of Shareholder - Loan Payable                          --      (259,000)
  Proceeds of Public Offering - Net of Offering Costs              --     2,475,086
                                                           ----------   -----------

  Net Cash - Financing Activities                             (89,715)    4,431,223
                                                           ----------   -----------

  Net [Decrease] Increase in Cash                          (1,902,245)    1,924,926

Cash - Beginning of Periods                                 1,903,226       153,714
                                                           ----------   -----------

  Cash - End of Periods                                    $      981   $ 2,078,640
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for the periods for:
   Interest                                                $    7,749   $    36,227
   Income Taxes                                            $       --   $    12,104

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

  In August 1996, the Company issued to certain officers and directors options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. The Company recorded deferred compensation cost of $2,187,500 in August of 1996 for the excess of the estimated fair value of these options over the exercise price and will record the expense over one year. During the three months ended September 30, 1997, options to purchase 90,000 shares of Series C Preferred and 100,000 shares of common stock were surrendered.

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





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BEV-TYME, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



Supplemental Schedule of Non-Cash Investing and Financing Activities
[Continued]:
  During the first quarter of 1997, Perry's issued a total of 400,000 shares of Perry's common stock to two officers as consideration for extending their employment agreements for five years. Deferred compensation of $2,000,000 was recorded and will be amortized over five years as compensation expense. In addition, an additional 200,000 shares of Perry's common stock were issued for a three year consulting agreement for services valued at $450,000. The Company recorded $37,500 for the amortization of the deferred consulting services under this agreement.

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

  In September 1997, the Company issued to certain officers, consultants, former employees and employees options to purchase an aggregate of 2,050,000 shares of convertible Series C Preferred stock at an exercise price of $.25 per share. The Company recorded compensation expense of $150,000 for past services performed by former employees in connection with options for 650,000 shares of Convertible Series C Preferred Stock. The $150,000 is classified as general and administrative expenses. In addition, additional deferred compensation of $38,750 was recorded to reflect the fair market value of options for 400,000 shares of Convertible Series C Preferred Stock issued under consulting agreements. As of September 30, 1997, the Company amortized $16,250 of deferred compensation relating to these agreements. There were options for 1,000,000 shares of Convertible Series C Preferred Stock issued to employees at fair value, therefore, no compensation expense was recorded.




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

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid debt investments with a maturity of three months or less when purchased. At September 30, 1997, there were no cash equivalents.

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

Financing Costs - For the nine months ended September 30, 1997 and 1996, the Company charged to operations $109,185 and $-0- for amortization of financing costs. The financing costs are being amortized over the life of the loans, or twelve months under the straight-line method [See Note 5].

Advertising and Promotion Expense - Advertising and promotion costs are expensed as incurred. For the nine months ended September 30, 1997 and 1996, advertising and promotion costs were approximately $53,363 and $22,774, respectively.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[1] General Information and Summary of Significant Accounting Policies [Continued]:

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

The Company maintains cash balances at a financial institution in New York. Accounts at this institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1997, the Company's uninsured cash balance totaled $-0-.

The Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers, and based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company established an allowance for doubtful accounts at September 30, 1997 of $109,473. The Company believes any credit risk beyond this amount would be negligible.

With  respect  to  purchases  of  inventory  for each of the nine  months  ended
September 30, 1997, the Company purchased inventory from three suppliers in 1997, which comprised approximately 26%, 19% and 15%, respectively, of the Company's total cost of sales. The Company believes there are other suppliers available to meet the Company's needs.

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

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% was paid in August of 1996 with proceeds from the Company's initial public offering. The combination was accounted for by the purchase method. Goodwill of $246,000 was recorded and amortized over five years under the straight-line method. Amortization of goodwill of $12,300 was recorded for the six months ended June 30, 1997. As of June 30, 1997, Perry's is no longer a subsidiary of Bev-Tyme, Inc. and, therefore, no amortization expense was recorded by Bev-Tyme, Inc. for the three months ended September 30, 1997.

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

In September of 1996, Perry's acquired Old Marlborough Brewing Co., Inc.'s Post Road microbeer brand and other assets. Perry's paid $172,213, of which $35,513 was for inventory and equipment and $86,700 was to repurchase distribution rights. In February 1997, Perry's issued 25,000 shares of common stock valued at approximately $214,000 as additional consideration for the acquisition of Old Marlborough. Goodwill of $264,062 was recorded and amortized over five years under the straight-line method. Amortization of goodwill of $13,203 was recorded for the six months ended June 30, 1997. As of June 30, 1997, Perry's is no longer a subsidiary of Bev-Tyme, Inc. and, therefore, no amortization expense was recorded by Bev-Tyme, Inc. for the three months ended September 30, 1997.

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

[E] 1997 Acquisition - In March 1997, Perry's entered into an agreement to acquire all of the stock of Orchard Annie, Inc., an all natural apple sauce company from an officer of the Company for approximately $67,000 in cash. Additionally, Perry's agreed to issue 50,000 shares of common stock to the same officer in connection with the sale. These shares will be issued in the second quarter of 1997 and the fair value of these shares will be allocated to intangible assets. The combination is accounted for by the purchase method. In addition, the Company agreed to pay an officer of the Company, who was also the sole shareholder of Orchard Annie, Inc., a royalty payment of $0.50 per case for each of the first 500,000 cases sold and $0.25 per case thereafter for a period of fifteen years. For the three months ended June 30, 1997, royalty expense was $1,097. No royalty expense was recorded for the three months ended September 30, 1997 since Perry's was no longer a subsidiary of Bev-Tyme at September 30, 1997.

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

                                                       Nine months ended
                                                         September 30,
                                                       1 9 9 7     1 9 9 6
                                                       -------     -------

Total Revenues                                      $ 6,883,193  $12,786,479
                                                    ===========  ===========

Net Loss                                            $(3,225,709) $(2,550,392)
                                                    ===========  ===========

Net Loss Per Common Share                           $     (0.77) $    (3.16)
                                                    ===========  ==========

Weighted Average Number of Common Shares Outstanding  4,202,125     807,823

These pro forma amounts may not be indicative of results that actually would have occurred if the disposition had been in effect on the date indicated or which may be obtained in the future.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------




[3] Inventories

The Company's inventory consists primarily of finished goods of $360,105.

[4] Plant and Equipment and Depreciation and Amortization

Plant and equipment and accumulated depreciation and amortization are as follows:

                                             September 30,
                                                1 9 9 7

Warehouse Equipment                            $  237,341
Office Equipment                                  279,593
Leasehold Improvements                             40,642
Transportation Equipment                          633,281
                                               ----------

Total - At Cost                                 1,190,857
Less:  Accumulated Depreciation                   452,941

  Net                                          $  737,916
  ---                                          ==========

Depreciation expense for the nine months ended September 30, 1997 and 1996 was $91,152 and $94,500, respectively.

[5] Debt

On April 23, 1996, the Company received a $150,000 loan from an individual whereby the Company issued 40,000 shares of the Company's common stock. The loan was repaid in May of 1996. A deferred financing cost of $25,000 was recorded and expensed in the second quarter of 1996 for the estimated fair value of these shares.

Debt as of September 30, 1997 consisted of the following:

Bank notes  payable in monthly  installments  of principal and interest at rates ranging from 8.5% to 13.9% per annum, maturing August 1998 through September 2000 and are
  collateralized by transportation equipment.                        $ 188,019
Less:  Current Portion                                                  45,060
                                                                     ---------

  Non-Current Portion                                                $ 142,959
  -------------------                                                =========

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[5] Debt [Continued]

Maturities of the notes payable as of September 30 1997 are as follows:

September 30,
  1998                                      $  45,060
  1999                                         59,511
  2000                                         76,599
  2001                                          6,849
                                            ---------

  Total                                     $ 188,019
  -----                                     =========

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

[7] Stock Option Plans, Stock Options and Warrants

[A] In September 1997, the Company issued to certain officers, consultants, former employees and employees options to purchase an aggregate of 2,050,000 shares of convertible Series C Preferred stock at an exercise price of $.25 per share. The Company recorded compensation expense of $150,000 for past services performed by former employees in connection with options for 650,000 shares of Convertible Series C Preferred Stock. The $150,000 is classified as general and administrative expenses. In addition, additional deferred compensation of $38,750 was recorded to reflect the fair market value of options for 400,000 shares of Convertible Series C Preferred Stock issued under consulting agreements. As of September 30, 1997, the Company amortized $16,250 of deferred compensation relating to these agreements. There were options for 1,000,000 shares of Convertible Series C Preferred Stock issued to employees at fair value, therefore, no compensation expense was recorded.

[B] In August 1996, the Company issued to certain officers and directors options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. The Company recorded deferred compensation cost of $2,187,500 in August of 1996 for the excess of the estimated fair value of these options over the exercise price pursuant to APB Opinion No. 25 and recorded $1,640,625 of compensation expense for the nine months ended September 30, 1997. During the three months ended June 30, 1997, options to purchase 180,000 shares of Series C Preferred Stock were exercised. During the three months ended September 30, 1997, options to purchase 90,000 shares of Series C Preferred and 100,000 shares of common stock were surrendered.

[C] As of September 30, 1997, 52,500 common stock options that were issued in 1994 were outstanding and have vested to directors, officers and employees of the Company at an exercise price of $0.07 per share. The Company also issued in 1995, 3,000 common stock options that vested in May of 1996 to directors and officers of the Company at an exercise price of $0.20 per share.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------


[7] Stock Option Plans, Stock Options and Warrants [Continued]

[D] As of September 30, 1997, 1,420,000 Series C Warrants were outstanding which entitled the holders to acquire shares of Series C Preferred Stock at a price of $6.00 per share for a period of four years commencing May 15, 1996 and 100,000 Series C Warrants were outstanding at a price of $6.00 per share for a period of five years.

[E] In November 1995, the Company issued an additional 525,000 options for the Company's Series C Preferred Stock to seven directors exercisable at $2.00 per share for services to be rendered in 1996. The Company recorded a deferred cost of $1,155,000 which represented the fair market value of the options and amortized the full balance in 1996 as compensation expense. 450,000 of these options were exercised in 1996 for $900,000 and 75,000 options were surrendered in September of 1997.

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

[G] Stock Option Plan - In November of 1992, the Company adopted the "Incentive Stock Option Plan". The total number of shares that may be granted under this plan is 7,500 shares. The Company issued incentive options to purchase an aggregate of 6,000 shares of common stock exercisable at $1.00 per share for a period of four years commencing in August 1994. The options are fully exercisable when granted.

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

[H] A summary of stock option activity under all plans is as follows:

                            1 9 9 7                             1 9 9 6
                 --------------------------------- --------------------
                                   Weighted Average                Weighted Average
                        Shares      Exercise Price     Shares       Exercise Price
                 Preferred   Common PreferredCommonPreferred Common Preferred
Common
                   Stock      Stock   Stock  Stock  Stock     Stock   Stock  Stock

Outstanding on
  January 1,         1,005,000   755,500 $ 1.22 $0.24   525,000   55,500  $2.00  $0.07

Granted              2,050,000        --   0.25    --  1,230,000 700,000   1.36   0.25
Exercised             (180,000)       --   1.00    --   (750,000)     --   2.00     --
Forfeited/Expired      (75,000)       --   2.00    --         --      --     --     --
Forfeited/Expired      (90,000) (100,000)  1.00  0.24         --      --     --     --
                       -------  --------                 ------- -------

  Outstanding and
   Exercisable on
   September 30,
   1997              2,710,000   655,500 $ 0.48 $0.24  1,005,000 755,500  $1.22  $0.24
   ----              =========  ========               ========= =======

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
------------------------------------------------------------------------------



[7] Stock Option Plans, Stock Options and Warrants [Continued]

[H] [Continued] The following table summarizes information about stock options outstanding and exercisable at September 30, 1997. The preferred stock options with an exercise price of $0.25 expire in 2002 and may be exercised at anytime. Other common stock options and preferred stock options do not expire and may be exercised at anytime.

                    Common Stock             Preferred Stock
            Exercise Prices     Shares  Exercise Prices  Shares

               $  0.25          600,000   $   1.50      300,000
               $  0.07           52,500   $   1.00      360,000
               $  0.20            3,000   $   0.25    2,050,000
                              ---------               ---------

               Totals           655,500               2,710,000
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

[F] Consulting Agreement - In February of 1996, the Company issued options to purchase 300,000 shares of the Company's Series C Preferred Stock at an exercise price of $2.00 per share to a consultant to assist the Company in connection with acquisitions, divestitures, joint ventures, and other strategic business initiatives. The Company recorded a deferred consulting cost of $765,000, which represents the estimated fair value of the preferred stock at the time of grant to account for these future services. As of December 31 1996, these options were exercised with the Company receiving proceeds of $600,000. The Company recorded compensation expense of $293,000 for the year ended December 31, 1996 and $286,875 for the nine months ended September 30, 1997.

[G] Stock Dividend - On January 2, 1996, the Company issued to the holders of record of the Series C Preferred Stock as of December 24, 1995 a dividend of two shares of the Company's common stock.

[H] Consulting Fees - Stock Issuance - On March 29, 1996, in conjunction with the acquisition agreement with Perry's, the Company entered into a two year consulting agreement with the former principal of Perry's to assist in developing and enhancing the distribution of other beers and ales. As a part of the consulting agreement he was issued 35,000 shares of the Company's common stock on April 11, 1996. A deferred compensation cost of $33,000 was recorded in April of 1996 for the estimated fair value of these shares. Compensation expense of $12,375 was recorded for the year ended December 31, 1996 and $12,375 for the nine months ended September 30, 1997.

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
------------------------------------------------------------------------------



[9] Stockholders' Equity [Continued]

[I] Consulting Agreement - On April 5, 1996, the Company entered into a two year agreement with a consultant to assist the expansion of the distribution of its products to restaurants and the food service industry by issuing 40,000 shares of Company's common stock. A deferred compensation cost of $25,000 was recorded in April of 1996 for the estimated fair value of these shares and compensation expense of $9,375 was recorded for the year ended December 31, 1996 and $9,375 for the nine months ended September 30, 1997.

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

[M] Stock for Consulting Services - In February of 1997, Perry's entered into a consulting agreement for future services valued at $450,000 for three years and issued 200,000 shares of Perry's common stock in payment on this agreement. On June 4, 1997, this agreement was amended extending the period of service one additional year. Amortization of $65,000 was recorded by Perry's for the six months ended September 30, 1997. As of June 30, 1997, Perry's is no longer a subsidiary of Bev-Tyme and, therefore, no amortization expense was recorded by Bev-Tyme, Inc. for the three months ended September 30, 1997.

[10] Related Party Transactions

Loan Payable- Stockholder - In February 1995, the Company received $45,000 from a related party. This loan was repaid in June 1995. In December of 1995, the Company received an additional $309,000 from the related party, of which $50,000 was repaid in 1995 and the balance of $259,000 was repaid in January 1996 with interest at 5.75%.

[11] Employment Agreements

As of December 31, 1996, the Company has four employment agreements with senior executives of the Company that expire between the years 1999 through 2009. The annual commitments for compensation aggregate between $200,000 to $400,000 annually for these years and are subject to certain adjustments. In addition, bonuses of qualified options for Series C Preferred Stock and common stock may be granted. During the three months ended March 31, 1997, the Company extended two of these agreements and issued a total of 400,000 shares of Perry's common stock to two officers. Deferred compensation expense of $2,000,000 was recorded for this transaction and $218,750 was recorded as compensation expense by Perry's through the six months ended June 30, 1997. As of June 30, 1997, Perry's is no longer a subsidiary of Bev-Tyme and, therefore, no compensation expense was recorded for the three months ended September 30, 1997.

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

BEV-TYME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
[UNAUDITED]
------------------------------------------------------------------------------




[12] Commitments and Contingencies

[A] The Company has entered into various operating lease agreements to lease office space and warehouse space with initial terms ranging up to five years. The warehouse lease expired in February of 1996. Commencing March of 1996, the Company revised the nature of this agreement to a month-to-month arrangement for $20,500 a month. In addition, the Company forfeited its security deposit and has included this cost as additional rent expense. In June 1997, the Company moved to a warehouse more suitable to its needs. The lease agreement calls for a minimal rent to be paid while the landlord provides all warehousing services for the Company. The Company also leases on a month-to-month basis office space in Manhattan for $600 per month. Rent expense for the office and warehouse space for the nine months ended September 30, 1997 and 1996 was $105,931 and $235,193, respectively.

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

As shown in the accompanying financial statements, the Company incurred net losses and utilized cash for operations for the years ended December 31, 1996 and 1995. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company intends to pursue additional equity financing as a vehicle for financing future operations and to secure debt financing from related and unrelated entities. In addition at the end of 1996, the Company implemented a cost cutting program to help improve operations. As part of the cost cutting program, the Company moved to a smaller warehouse facility in June 1997 and entered into an agreement where all warehousing functions are performed by an outside party for a per case charge. As a result, the Company cut warehouse management and staff to zero. Payroll has been cut from 153 people in June 1996 to 39 people in September 1997. The Company continues to evaluate it's manpower needs and will make further cuts as deemed necessary. The continuation of the Company as a going concern is dependent upon the success of these plans.

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

[14] Litigation

The Company is a defendant in a lawsuit filed by Premium Beverage Packers, Inc. for alleged breach of a distribution agreement and a default on a promissory note. The suit asks for damages in the amount of approximately $403,000 plus costs and expenses. The Company filed an Answer denying all these claims and a Counterclaim in December 1996. The Counterclaim alleges the plaintiff breached both the distribution agreement and the promissory note. The Company also alleges damages in the amount of $86,665, plus costs and expenses.

The Company believes that there are substantial defenses to this claim and intends to vigorously defend its position. No settlement discussions have occurred. The Company's counsel is not able to render an opinion as to the resolution of this matter. A material adverse decision on this lawsuit could have a material adverse effect on the Company.

In October 1996, a former employee brought a suit against Mootch & Muck, Inc. The Complaint alleged that the Company breached the employment agreement with the plaintiff. Plaintiff also alleged damages in the amount of $1,500,000, plus costs and expenses. The Company filed an answer denying all these claims in November 1996. This suit was settled in September 1997 in favor of the plaintiff and two other former employees in the amount of $700,000. $100,000 was paid in the form of an initial payment in October of 1997, and quarterly payments of $25,000 will commence in March 1998 and continue each June 1, September 1, and December 1, until the entire $600,000 is paid. The current portion of this liability of $175,000 is included in accrued expenses and the long-term present value liability is $390,000 assuming a discount rate of 8-1/2%.

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

[17] Subsequent Events

In October 1997, options to purchase 1,650,000 shares of Convertible Series C Preferred Stock were exercised with proceeds to the Company of $412,500.




                     . . . . . . . . . . . . . . . . . . .

Item 2:

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------


For the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

The following discussion of the Company's financial condition as of September 30, 1997 and results of operations for the nine months ended September 30, 1997 and 1996, includes Bev-Tyme, Inc. and its subsidiaries [collectively, the "Company"] and should be read in conjunction with the Consolidated Financial Statements and Notes appearing elsewhere in this 10-QSB. On June 13, 1997, Bev-Tyme disposed of the net assets of Perry's Majestic Beer, Inc. as a result of the conversion, at the option of Perry's, of the note payable for $100,000 for the 7,000,000 shares of non-convertible Class B Preferred Stock of Perry's that were issued to Bev-Tyme in March of 1996. As a result of this transaction Perry's is no longer a subsidiary of Bev-Tyme as of June 30, 1997. For the statement of operations, the transaction is considered effective July 1, 1997 and the operations of Perry's are included in the historical financial statements of Bev-Tyme through the six month period ending June 30, 1997.

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

Also on March 29, 1996, Perry's entered into an agreement to acquire all of the stock of Riverosa Company, Inc. for $250,000 of which $150,000 in cash was put into escrow as of March 31, 1996 and a note payable was issued for $100,000. The note was payable with interest of 8% was paid in August of 1996 with proceeds from Perry's initial public offering.

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



For the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

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

In June 1997, the Company moved to a smaller warehouse facility and entered into an agreement where all warehousing functions are performed by an outside party for a per case charge. As a result, the Company cut warehouse management and staff to zero. Payroll has been cut from 153 people in June 1996 to 39 people in September 1997. The Company continues to evaluate it's manpower needs and will make further cuts as deemed necessary.

The Company is a defendant in a lawsuit filed by Premium Beverage Packers, Inc. for alleged breach of a distribution agreement and a default on a promissory note. The suit asks for damages in the amount of approximately $403,000 plus costs and expenses. The Company filed an Answer denying all these claims and a Counterclaim in December 1996. The Counterclaim alleges the plaintiff breached both the distribution agreement and the promissory note. The Company also alleges damages in the amount of $86,665, plus cost and expenses.

The Company believes that there are substantial defenses to this claim and intends to vigorously defend its position. No settlement discussions have occurred. The Company's counsel is not able to render an opinion as to the resolution of this matter. A material adverse decision on this lawsuit could have a material adverse effect on the Company.

In October 1996, a former employee brought a suit against Mootch & Muck, Inc. The Complaint alleged that the Company breached the employment agreement with the plaintiff. Plaintiff also alleged damages in the amount of $1,500,000, plus costs and expenses. The Company filed an answer denying all these claims in November 1996. This suit was settled in September 1997 in favor of the plaintiff and two other former employees in the amount of $700,000. $100,000 was paid in the form of an initial payment in October of 1997, and quarterly payments of $25,000 will commence in March 1998 and continue each June 1, September 1, and December 1, until the entire $600,000 is paid. The current portion of this liability of $175,000 is included in accrued expenses and the long-term present value liability is $390,000 assuming a discount rate of 8-1/2%.

As a result of the Company's recurring losses and utilization of cash for operations, the Company's auditors believed there was substantial doubt about the Company's ability to continue as a going concern at December 31, 1996 and issued a going concern qualification to their report dated March 26, 1997.

Results of Operations

For the nine months ended September 30, 1997, the Company had a loss from operations of $4,002,558 and a net loss of $3,733,978 as compared to a loss from operations of $2,562,003 and a net loss of $2,598,105 for the nine months ended September 30, 1996. The increase in the loss from operations of approximately $1,440,000 is primarily the result of an increase in deferred compensation expense recorded from stock options issued in 1996 and 1997, the $565,000 legal settlement to former employees and the reduced gross profit realized in 1997.

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



For the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

Results of Operations [Continued]

For the nine months ended September 30, 1997 and 1996, the Company's net sales were $7,508,153 and $13,195,897, respectively. This represents a decrease of approximately $5,700,000. The decrease in sales results from the loss of one vendor, shortages by a supplier during the peak summer season, and stock-outs resulting from cash shortages as well as the Company's decision to distribute only in Manhattan.

For the nine months ended September 30, 1997, the Company's gross profit was $1,418,673 or 19% as compared to $2,318,416 or 18% in 1996. The increase in the gross profit percentage for the nine months ended September 1997 over the comparable nine months ending September 30, 1996 was attributable to increased sales of higher profit margin items.

Selling, advertising and promotion expense for the nine months ended September 30, 1997 and 1996 amounted to $590,396 and $1,000,435, respectively, and primarily consisted of salesmen's salaries, commissions and related expenses of the companies' distribution sales force.

General and administrative expenses for the nine months ended September 30, 1997 were $1,808,393 or 24% of net sales as compared to $2,271,220 or 17% of net sales in 1996. The Company incurred amortization of deferred costs for the nine months ended September 30, 1997 of $2,249,250. This is the result of the Company compensating consultants with stock and options instead of cash payments. As of September 30, 1997, the unamortized balance resulting from all options and shares granted for services is $734,500. This will be amortized in future periods and will reduce the future earnings of the Company.

Liquidity and Capital Resources

For the nine months ended September 30, 1997, the Company utilized $532,830 for operating activities. This utilization was primarily attributable to the net loss of approximately $3,734,000 adjusted by non-cash items of approximately $2,457,000.

The Company utilized $1,279,700 for investing activities for the nine months ended September 30, 1997. This was primarily attributable to the divestment of Perry's net assets which were approximately $1,000,000.

The Company utilized approximately $89,000 for financing activities for the nine months ended September 30, 1997. This was primarily attributable to payments on debt obligations.

At September 30, 1997, the Company had a working capital deficit of $1,945,047 reflecting primarily the excess accounts payable and accrued expenses over cash, accounts receivable and inventory. The Company's cash balance at September 30, 1997 was $981.

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

BEV-TYME, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------


For the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

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

In August 1996, the Company issued to certain officers, directors and employees options to purchase an aggregate of 630,000 shares of Series C Preferred Stock at an exercise price of $1.00 per share and 700,000 shares of common stock at an exercise price of $.25 per share for services to be rendered in 1997. A deferred compensation cost for the excess of the fair value of the shares over the exercise price of $2,187,500 was recorded for the year ended December 31, 1996. During the nine months ended September 30, 1997, options to purchase 180,000 shares of Series C Preferred Stock were exercised. During the three months ended September 30, 1997, options to purchase 90,000 shares of Series C Preferred and 100,000 shares of common stock were surrendered.

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

In September 1997, the Company issued to certain officers, consultants, former employees and employees options to purchase an aggregate of 2,050,000 shares of convertible Series C Preferred stock at an exercise price of $.25 per share. The Company recorded compensation expense of $150,000 for past services performed by former employees in connection with options for 650,000 shares of Convertible Series C Preferred Stock. The $150,000 is classified as general and administrative expenses. In addition, additional deferred compensation of $38,750 was recorded to reflect the fair market value of options for 400,000 shares of Convertible Series C Preferred Stock issued under consulting agreements. As of September 30, 1997, the Company amortized $16,250 of deferred compensation relating to these agreements. There were options for 1,000,000 shares of Convertible Series C Preferred Stock issued to employees at fair value and no compensation expense was recorded.

In October 1997, options to purchase 1,650,000 shares of Convertible Series C Preferred Stock were exercised with proceeds to the Company of $412,500.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



For the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS  OF OPERATIONS
------------------------------------------------------------------------------



For the nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

New Authoritative Accounting Pronouncements [Continued]

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



                                         BEV-TYME, INC.



November 19, 1997                        By:/s/ Alfred Sipper
                                         Alfred Sipper, Chief Executive Officer